Form 10-Q
period 2022-03-31
Kairous Acquisition Corp. Ltd
filed 2022-05-23
CIK 1865468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 20, 2022, 10,146,143  ordinary shares, par value $0.0001 per share, were issued and outstanding.

Kairous Acquisition Corp. Limited

FORM 10-Q FOR QUARTER ENDED DECEMBER 31, 2021

2

PART I – FINANCIAL STATEMENTS

KAIROUS ACQUISITION CORP. LIMITED

CONDENSED BALANCE SHEET

As of March 31, 2022

(UNAUDITED)

ASSETS
Current Assets:
Cash	$534,983
Prepaid expenses	126,008
Total Current Assets	660,991

Investments held in Trust Account	78,788,132

Prepaid expenses – non-current	36,595
Total Assets	$79,485,718

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$7,000
Accrued offering costs	15,000
Note payable	70,000
Total Current Liabilities	92,000

Deferred underwriting commission	2,730,000

Total Liabilities	2,822,000

COMMITMENTS AND CONTINGENCIES (Note 6)

Ordinary shares subject to possible redemption; 7,800,000 shares (at $10.10 per share)	78,788,132

Shareholders’ deficit:
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 2,195,250 shares issued and outstanding (excluding 7,800,000 shares subject to possible redemption)	220
Additional paid-in capital	-
Accumulated deficit	(2,124,634)
Total Shareholders’ Deficit	(2,124,414)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$79,485,718

The accompanying notes are an integral part of these unaudited condensed financial statements

KAIROUS ACQUISITION CORP. LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Nine Months Ended March 31, 2022
REVENUE	$—	$—

EXPENSES
Administration fee - related party	15,000	17,419
General and administrative	55,138	73,889
TOTAL EXPENSES	70,138	91,308

LOSS FROM OPERATIONS	(70,138)	(91,308)

OTHER INCOME
Interest income	20	20
Investment income earned on investment held in Trust Account	7,900	8,132
TOTAL OTHER INCOME	7,920	8,152

Net loss attributable to ordinary shares	$(62,218)	$(83,156)

Weighted average number of ordinary shares outstanding, basic and diluted	9,995,250	5,160,246
Basic and diluted net loss per ordinary share	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements

KAIROUS ACQUISITION CORP. LIMITED

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, June 30, 2021	2,156,250	$216	$24,856	$(6,305)	$18,695
Net loss				(5,724)	(5,724)
Balance, September 30, 2021	2,156,250	$216	$24,856	$(12,029)	$12,971
Accretion of ordinary shares to redemption value	—	—	(24,784)	(2,042,251)	(2,067,035)
Net loss	—	—	—	(15,214)	(15,214)
Balance, December 31, 2021	2,195,250	$220	$—	$(2,054,284)	$(2,054,064)
Remeasurement adjustment of ordinary shares to redemption value				(8,132)	(8,132)
Net loss	—	—	—	(62,218)	(62,218)
Balance, March 31, 2022	2,195,250	$220	$—	$(2,124,634)	$(2,124,414)

The accompanying notes are an integral part of these unaudited condensed financial statements

KAIROUS ACQUISITION CORP. LIMITED

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the Nine Months Ended March 31, 2022
Cash Flows From Operating Activities:
Net loss	$(83,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment income earned on investment held in Trust Account	(8,132)
Changes in operating assets and liabilities:
Prepaid expenses	(121,013)
Prepaid expenses – non-current	(36,595)
Accounts payable and accrued expenses	35,701
Net Cash Used In Operating Activities	(213,195)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(78,780,000)
Net Cash Used In Investing Activities	(78,780,000)

Cash Flows From Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	76,440,100
Proceeds from sale of Private Placement Warrants	3,571,430
Proceeds from note payable	70,000
Payment of offering costs	(553,352)
Net Cash Provided By Financing Activities	79,528,178

Net change in cash	534,983
Cash at beginning of period	—
Cash at end of period	$534,983

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ commissions charged to temporary equity in connection with the Public Offering	$2,730,000
Remeasurement adjustment of ordinary shares to redemption value	$13,663,329

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

All activity for the period from March 24, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and negotiation and consummation of an initial Business Combination. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected June 30 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on December 13, 2021. On December 16, 2021, the Company consummated the Initial Public Offering of 7,500,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $75,000,000, which is described in Note 3. The Company granted the underwriter a 45-day option from the date of Initial Public Offering to purchase up to 1,125,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On December 16, 2021, the underwriters partially exercised the over-allotment option by purchasing 300,000 additional units, generating $3,000,000. The underwriter has further indicated that they will not exercise the remaining over-allotment option, hence the remaining 825,000 units will be forfeited.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.10 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavouring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Management’s Plans

As of March 31, 2022, the Company had insufficient liquidity to meet its future obligations. As of March 31, 2022, the Company had working capital of $568,991 and cash of approximately $534,983.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standard Update (“ASU”) No. 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds held outside the Trust Account, as well as access to funds pursuant to a commitment letter from the Sponsor, will enable the Company to sustain operations for a period of at least one (1) year from the issuance date of these condensed financial statements. Accordingly, management has since revaluated the Company’s liquidity and financial condition and determined that, following the completion of the Initial Public Offering and the availability of funds pursuant to a commitment letter from the Sponsor, sufficient capital exists to sustain operations during the Combination Period and therefore substantial doubt has been alleviated.

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

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of May 13, 2021 filed with the SEC on the Registration Statement on Form S-1 (File No. 333-259031) (the “Registration Statement”). In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending June 30, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $534,983 and no cash equivalents as of March 31, 2022.

Investments held in Trust Account

At March 31, 2022, the Company had $78.8 million in investments held in the Trust Account. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022, the 7,800,000 ordinary shares subject to possible redemption in the amount of $78,780,000 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet.

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

At March 31, 2022, the ordinary shares reflected on the condensed balance sheet is reconciled in the following table:

Gross proceeds	$78,000,000
Less:
Transaction costs allocated to ordinary shares	(4,599,397)
Proceeds allocated to Public Rights and Warrants	(8,275,800)
(12,875,197)

Plus:
Remeasurement adjustment of carrying value to redemption value	13,655,197
Current period measurement adjustment of ordinary shares to redemption value	8,132
Ordinary shares subject to possible redemption	$78,788,132

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Loss per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred shares and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard is effective for the Company on January 1, 2023, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company is currently assessing the impact the new guidance will have on its financial statements.

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

A portion of the proceeds from the Private Placement Units was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Placement Units will not be transferable, assignable or saleable until 30 days after the completion of an Initial Business Combination, subject to certain exceptions.

NOTE 5 — RELATED PARTIES

Founder Shares

On May 13 and October 21, 2021, the Sponsor received an aggregate of 2,156,250 of the Company’s ordinary shares (the “Founder Shares”) in exchange for a capital contribution of $25,000 that was paid by the Sponsor for deferred offering costs. All share amounts have been retroactively restated to reflect this number of Founder Shares. The Founder Shares included an aggregate of up to 281,250 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. Due to the partial exercise of the over-allotment option by the underwriters, these 281,250 shares are no longer subject to forfeiture.

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

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support for up to 21 months. Upon the earlier of the completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended March 31, 2022, the Company recorded $15,000 and $17,419 in management fees, respectively.

Promissory Note — Related Party

On April 23, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) July 30, 2023 or (ii) the consummation of the Initial Public Offering. As of March 31, 2022, there was $70,000 outstanding under the Promissory Note.

Advances from Related Party

The Sponsor paid certain administrative expenses and offering costs on behalf of the Company. These advances are due on demand and are non-interest bearing. For the three and nine months ended March 31, 2022the related party paid $213,746 of offering costs and other expenses on behalf of the Company. The advances were repaid in full upon completion of the Initial Public Offering. As of March 31, 2022, there were no amounts due to the related party.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022, there were no amounts outstanding under the Working Capital Loans.

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

The underwriters were paid to a cash underwriting discount of $0.20 per Unit, or $1,500,000 in the aggregate (or $1,725,000 in the aggregate if the underwriters’ over-allotment option is exercised in full), payable upon the closing of the Initial Public Offering. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or $2,625,000 in the aggregate (or $3,018,750 in the aggregate if the underwriters’ over-allotment option is exercised in full). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. Upon partial exercise of the over-allotment option, the Company paid the underwriters an additional fee of $59,900 (net of Representative’s purchase option fee of $100) and an additional deferred fee of $105,000 which will be payable upon completion of a Business Combination.

NOTE 7 — SHAREHOLDER’S EQUITY

Ordinary Shares — The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of March 31, 2022 , there were 2,195,250 ordinary shares issued and outstanding in shareholders’ equity, of which an aggregate of up to 281,250 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As of March 31, 2022, there were an additional 7,800,000 ordinary shares included in temporary equity on the condensed balance sheet.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from March 24, 2021 (inception) through March 31, 2022 have been organizational activities and those necessary to prepare for the Initial Public Offering and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $62,218, which resulted from operating costs of $70,138 partially offset by interest income on the operating account and the investments held in a trust account (the “Trust Account”) in the amount of $7,920.

For the nine months ended March 31, 2022, we had a net loss of $83,156, which resulted from operating costs of $91,308 partially offset by interest income on the operating account and the investments held in a trust account (the “Trust Account”) in the amount of $8,152.

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

For the nine months ended March 31, 2022, net cash used in operating activities was $213,195, which was due to net loss of $83,605 and interest income on investments held in the Trust Account of $8,132, partially offset by changes in operating assets and liabilities of $121,907.

For the nine months ended March 31, 2022, net cash used in investing activities was $78,780,000, which was the result of the amount of net proceeds from the Initial Public Offering and the private placement of the Private Placement Units being deposited to the Trust Account.

Net cash provided by financing activities for the nine months ended March 31, 2022 of $79,528,178 was comprised of $76,440,100 from the issuance of Units in the Initial Public Offering net of underwriter’s discount paid, $3,571,430 in proceeds from the issuance of the Private Placement Units to our Sponsor and proceeds from the issuance of a promissory note to our Sponsor of $70,000, partially offset by the payment of $553,352 for other offering costs associated with the Initial Public Offering.

As of March 31, 2022, we had cash of $534,983 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

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

Net Income (Loss) Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2022, we were not subject to any market or interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of such date.

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

Date: May 23, 2022

Kairous Acquisition Corp. Limited

By:	/s/ Joseph Lee Moh Hon
Joseph Lee Moh Hon
Chief Executive Officer

