Form 10-K
period 2022-06-30
Kairous Acquisition Corp. Ltd
filed 2022-10-13
CIK 1865468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-41155

KAIROUS ACQUISITION CORP. LIMITED

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 9-3, Oval Tower @ Damansara, No. 685, Jalan Damansara, 60000 Taman Tun Dr. Ismail, Kuala Lumpur, Malaysia	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +603–7733 9340

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, $0.0001 par value, one-half (1/2) of one redeemable warrant and one right entitling the holder to receive one-tenth of an ordinary share	KACLU	The Nasdaq Stock Market LLC
Ordinary shares, par value $0.0001 per share	KACL	The Nasdaq Stock Market LLC
Redeemable warrants, each exercisable for one ordinary share at an exercise price of $11.50 included as part of the units	KACLW	The Nasdaq Stock Market LLC
Rights, each to receive one-tenth of one ordinary share	KACLR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Amendment No.1 to Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of December 31, 2021, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $0.*

The number of shares outstanding of the Registrant’s ordinary shares as of October 13, 2022 was 8,920,521.

*The Registrant’s ordinary shares were not separately traded in the open market as of December 31, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

KAIROUS ACQUISITION CORP. LIMITED

Annual Report on Form 10-K for the Year Ended June 30, 2022

i

EXPLANATORY NOTE

References throughout this to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Kairous Acquisition Corp. Limited, unless the context otherwise indicates.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

PART I

ITEM 1. BUSINESS

General

Kairous Acquisition Corp. Limited (the “Company”) was incorporated in the Cayman Islands on March 24, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region, although the Company intends to focus on opportunities in Asia (excluding China). We shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau).

On December 16, 2021, the Company consummated the initial public offering (“IPO”) of 7,800,000 units (the “Units”), which includes the partial exercise of the underwriter’s over-allotment option of 300,000 Units. Each Unit consists of one ordinary share (“Ordinary Share”), one-half of one warrant (“Warrant”), with a whole warrant entitling its holder to purchase one Ordinary Share at a price of $11.50 per whole share, and one right to receive one-tenth (1/10) of an Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $78,000,000.

On December 16, 2021, simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) with our sponsor, Kairous Asia Limited (the “Sponsor”), of 357,143 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $3,571,430. The Private Units are identical to the units sold in the IPO except with respect to certain registration rights and transfer restrictions. The holders of the Private Units have agreed (A) to vote the private shares underlying the Private Units (the “Private Shares”) and any public shares acquired by them in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to the Company’s pre-business combination activities prior to the consummation of a business combination unless the Company offers holders of IPO shares the right to receive their pro rata portion of the funds then held in the trust account, (C) not to convert any Private Shares for cash from the trust account in connection with a shareholder vote to approve our proposed initial business combination or a vote to amend the provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity and (D) that the Private Shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. Our Sponsor has also agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of our initial business combination.

A total of $78,780,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option Units) and the Private Placements on December 16, 2021 were placed in a trust account established for the benefit of the Company’s public shareholders at Citibank maintained by Continental Stock Transfer & Trust Company, LLC, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of the completion of an initial business combination within the required time period or our entry into liquidation if we have not completed a business combination in the required time period. On January 21, 2022, our ordinary shares, warrants and rights underlying the Units sold in our IPO began to trade separately on a voluntary basis.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. The outbreak of the COVID-19 coronavirus has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 affects their business operations. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

Competitive strengths

We believe our specific competitive strengths to be the following:

Experienced Management Team with Proven Track Record

Our management team has a proven track record of successfully managing investments and generating an attractive return for investors. Mr. Joseph Lee, our Chairman and Chief Executive Officer, has extensive experience in private equity and venture capital investment while Mr. Philip Wong, our Chief Financial Officer has more than 25 years of entrepreneurship experience including over 23 years of investment experience across the Asia Pacific region. In particular, Mr. Joseph Lee is the founder of Kairous Capital, a regional venture capital firm focusing on technology investments across China and Southeast Asia. Kairous Capital is one of the very few venture capital firms that invests in both China and Southeast Asia, seeking to seize arbitrage opportunities that arise due to technological differences between the two regions. Mr. Joseph Lee has successfully invested in more than 25 companies and exited many of them through trade sales and initial public offering in London Stock Exchange, Hong Kong Stock Exchange, and Shanghai Stock Exchange. Apart from China, he has personally involved in investments in Malaysia, Singapore, Vietnam, Thailand and the Philippines. Both our Chief Executive Officer and Chief Financial Officer are considered cross-border specialists having significant business and investment experiences in cross-border ventures.

Strong Deal Sourcing Capability

We believe our regional footprint has given us a strong deal sourcing capability. Mr. Joseph Lee started Kairous Capital, a regional venture capital firm with offices in Shanghai, Hong Kong and Malaysia. Kairous Capital’s team is comprised of 15 individuals located in Southeast Asia, Hong Kong and China. To date, Kairous Capital has invested in 13 companies in China and across Southeast Asia, out of over 700 investment deals that were presented to Kairous Capital.

Together with our management team, we believe we have a broad network of contacts and corporate relationships that make us efficient at sourcing the best deal for a business combination in order to attempt to bring maximum returns for our investors.

Regional Coverage with Local Expertise

As the founder, Mr. Joseph Lee has led Kairous Capital to be one of the prominent regional venture capital firms in Southeast Asia. Kairous Capital is the only venture capital firm in the Asia region with regulated entities in Hong Kong and Malaysia. This shows that Kairous Capital’s investment expertise is recognized by some of the most prestigious financial markets globally, and our local presence allows us to have in-depth understanding on the local and regulatory landscape.

We believe that Kairous Capital’s active involvement and value creation investment methodology are also key strengths in attracting high quality targets. Our ability to expedite the growth in the region by cross-border expansion, transfer of know-how and talents between the regions, deep dive in the different respective markets in China and Southeast Asia has always been one of the key values sought by our partners and investees.

By leveraging our management team’s unique regional investment experience, local expertise, world-class processes, cautious downside protection, and providing post-acquisition value-add capabilities, we believe that we will be able to acquire a target business that will achieve significant returns for investors.

Status as a Publicly Listed Company

We believe our structure will make us an attractive business combination partner to prospective target businesses. As a publicly listed company, we will offer a target business an alternative to the traditional initial public offering. We believe that target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution than the traditional initial public offering. During an initial public offering, there are typically expenses incurred in marketing, which would be costlier than a business combination with us. Furthermore, once a proposed business combination is approved by our shareholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management staffs.

Strong Financial Position and Flexibility

With the funds held in our trust account, we can offer a target business a variety of options to facilitate a business combination and fund future expansion and growth of its business. Because we are able to consummate a business combination using the cash proceeds from the IPO and Private Placement, our share capital, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing.

Acquisition Strategy

Our acquisition strategy will seek to capitalize on our M&A and operational expertise as well as the relationships of our management team and our board of directors, to identify attractive businesses that have the capacity to grow rapidly by utilizing a public vehicle. Although we are not limited to any particular industry, we intend to primarily focus on fast-growing technology companies in different industry verticals, including but not limited to e-commerce, financial technology, insurance technology, digital health, digital media and digital services. There is no restriction as to the geographic location of targets that we can pursue, although we intend to initially prioritize geographic locations in Asia (excluding China), as our officers and directors consist of successful entrepreneurs and senior executives with decades of operating and M&A experiences in this region. We shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau).

Southeast Asia has been exhibiting high economic growth with GDP growth expected at 5% per annum through 2025. With a population of over 674 million people and a median age of 30 years old (Worldometers, 2021), the region represents the fifth-largest economy in the world with tremendous growth potential as the younger population grows to become the main consumption driver. In 2020, the Southeast Asian region had approximately 400 million Internet users, with 90% of them being mobile phone users. On average, internet users in the region spend 4.3 hours per day on the mobile Internet, indicative of the rise of the digital economy across the region (e-Company SEA Report by Google, Temasek and Bain & Company, 2020).

Although we will not target to consummate a business combination with a Chinese company or a company with major operations in China, the successes of some of the technology companies in China can provide some guidance for investors looking to invest in companies in similar industries in Southeast Asia. Investment firms with a regional presence, local offices and understanding of the market will have the advantage of implementing this unique investment strategy and, we believe, bring significant returns to our investors.

Acquisition Criteria

The focus of our management team is to create shareholder value by leveraging its experience to improve the efficiency of the business while implementing strategies to grow revenue and profits organically and/or through acquisitions. Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see fit to do so:

●	Niche Deal Size

We intend to acquire companies with enterprise values of between $120 million and $300 million and with revenue or net profit at an annual growth rate of at least 50%. We believe we have greater access to companies within this range and the negotiation process is generally less time consuming than with companies that are much larger.

●	Proven Business Model in Developed Markets

We intend to acquire companies with business models that are well proven in developed markets. Asia is growing at an unprecedented speed and we believe the region is in need of faster and more efficient business models, similar to those we see in developed countries such as United States and China that are well proven to be much better in serving the market and recorded strong growth trajectory. For example, in the United States, there are companies like Thrasio and Perch which focus on improving the efficiency of the eCommerce value chain. In China, there are companies like Baozun and Lily & Beauty which share similar aspirations to those of its US counterparts. We believe such business models have high potential to work in emerging markets in Asia (excluding China).

●	Long-term Revenue Visibility with Defensible Market Position

We intend to seek target companies that are at an inflection point, such as those who achieved product-market fit and are growing at an exponential rate, requiring additional management expertise, are able to innovate by developing new products or services, or where we believe we can drive improved financial performance and where an acquisition by us may help facilitate growth.

●	Benefits from Being a U.S. Public Company (Value Creation and Marketing Opportunities)

We intend to seek target companies that should offer attractive risk-adjusted equity returns for our shareholders. We intend to seek to acquire a target on terms and in a manner that leverages our experience. We expect to evaluate financial returns based on (i) the potential for organic growth in cash flows, (ii) the ability to achieve cost savings, (iii) the ability to accelerate growth, including through the opportunity for follow-on acquisitions and (iv) the prospects for creating value through other value-creation initiatives. Potential upside from growth in the target business’ earnings and an improved capital structure will be weighed against any identified downside risks.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Other Acquisition Considerations

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Effecting a Business Combination

General

We intend to utilize cash derived from the proceeds of the IPO and the Private Placement of private units, our share capital, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of the IPO and the Private Placement are intended to be applied generally toward effecting a business combination as described in this Form 10-K, the proceeds are not otherwise being designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various U.S. Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this Form 10-K and know what types of businesses we are targeting. Our officers and directors, as well as their respective affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors, special advisors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction). If we decide to enter into a business combination with a target business that is affiliated with our officers, directors or initial shareholders, we will do so only if we have obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. However, as of the date of this Form 10-K, there is no affiliated entity that we consider a business combination target.

Selection of a Target Business and Structuring of a Business Combination

Subject to the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding any deferred underwriting discounts and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of its products, processes or services;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary features and degree of intellectual property or other protection for its products, processes or services;

●	regulatory environment of the industry; and

●	costs associated with effecting the business combination.

We believe such factors will be important in evaluating prospective target businesses, regardless of the location or industry in which such target business operates. However, this list is not intended to be exhaustive. Furthermore, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any deferred underwriting discounts and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital of a target. In this case, we could acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test, assuming that we obtain and maintain a listing for our securities on NASDAQ. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

We will not be required to comply with the 80% fair market value requirement if we are delisted from NASDAQ. If NASDAQ delists our securities from trading on its exchange, we would not be required to satisfy the fair market value requirement described above and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

Lack of Business Diversification

Our business combination must be with a target business or businesses that collectively satisfy the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several operating businesses at the same time. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable and deferred underwriting fees) or (2) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable and deferred underwriting fees), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction, or whether the terms of the transaction would otherwise require us to seek shareholder approval. If we so choose and we are legally permitted to do so, we have the flexibility to avoid a shareholder vote and allow our shareholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait 12 months from the closing of the IPO (or up to 21 months if we have extended the period of time) in order to be able to receive a pro rata share of the trust account.

Our initial shareholders and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination.

However, if we hold a meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, initial shareholders and their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Ability to Extend Time to Complete Business Combination

If we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, but are not obligated to, extend the period of time to consummate a business combination three times by an additional three months each time (for a total of up to 21 months to complete a business combination). Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three month extension $780,000, on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. Any notes issued pursuant to these loans would be in addition to any notes issued pursuant to working capital loans made to us.

Conversion/Tender Rights

At any meeting called to approve an initial business combination, public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. The conversion rights will be effected under our amended and restated memorandum and articles of association and Cayman Islands law as redemptions. If we hold a meeting to approve an initial business combination, a holder will always have the ability to vote against a proposed business combination and not seek conversion of his shares.

Alternatively, if we engage in a tender offer, each public shareholder will be provided the opportunity to sell his public shares to us in such tender offer. The tender offer rules require us to hold the tender offer open for at least 20 business days. Accordingly, this is the minimum amount of time we would need to provide holders to determine whether they want to sell their public shares to us in the tender offer or remain an investor in our company.

Our initial shareholders, officers and directors will not have conversion rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to the IPO or purchased by them in the IPO or in the aftermarket.

We may also require public shareholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. Once the shares are converted by the holder, and effectively redeemed by us under Cayman Islands law, the transfer agent will then update our Register of Members to reflect all conversions. The proxy solicitation materials that we will furnish to shareholders in connection with the vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such delivery requirements. Accordingly, a shareholder would have from the time our proxy statement is mailed through the vote on the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. Under our amended and restated memorandum and articles of association, we are required to provide at least 10 days’ advance notice of any shareholder meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise conversion rights. As a result, if we require public shareholders who wish to convert their ordinary shares into the right to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their conversion rights and may be forced to retain our securities when they otherwise would not want to.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise conversion rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to shareholders.

Any request to convert or tender such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their conversion or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their conversion or tender rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Redemption of Public Shares and Liquidation if No Business Combination

If we do not complete a business combination within 12 months (or up to 21 months, if we extend the time to complete a business combination as described in this Form 10-K) from the consummation of the IPO, our amended and restated memorandum and articles of association provides that we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $50,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, but are not obligated to, extend the period of time to consummate a business combination three times by an additional three months each time (for a total of up to 21 months to complete a business combination). Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on the date of this Form 10-K, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three month extension $780,000 if the underwriters’ over-allotment option is exercised in full, on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders will have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay our taxes, then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution, the public rights will expire and will be worthless.

The amount in the trust account under the Companies Act will be treated as funds distributable under the Companies Act provided that immediately following the date on which the proposed distribution is proposed to be made, we are able to pay our debts as they fall due in the ordinary course of business. If we are forced to liquidate the trust account, we anticipate that we would distribute to our public shareholders the amount in the trust account calculated as of the date that is two days prior to the distribution date (including any accrued interest). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable.

Each of our initial shareholders and our officers and directors have agreed to waive its rights to participate in any liquidation of our trust account or other assets with respect to the insider shares and private units and to vote their insider shares, private shares in favor of any liquidation and plan of distribution which we submit to a vote of shareholders. There will be no distribution from the trust account with respect to our warrants or rights, which will expire worthless.

If we are unable to complete an initial business combination and expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share distribution from the trust account would be $10.10.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would be prior to the claims of our public shareholders. Although we will seek to have all vendors, including lenders for money borrowed, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our shareholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

The sponsor has agreed that, if we liquidate the trust account prior to the consummation of a business combination, it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of the IPO and Private Placement not held in the trust account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement. However, we cannot assure you that they will be able to satisfy those obligations if they are required to do so. Accordingly, the actual per-share distribution could be less than $10.10 due to claims of creditors.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the IPO and Private Placement, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

● our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;

● our obligation to convert public shares held by our public shareholders may reduce the resources available to us for a business combination;

● NASDAQ may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;

● our outstanding warrants, rights and unit purchase option and the potential future dilution they represent;

● our obligation to pay the deferred underwriting discounts to Maxim Group LLC upon consummation of our initial business combination;

● our obligation to either repay or issue units upon conversion of up to $1,000,000 of working capital loans that may be made to us by our initial shareholders, officers, directors or their affiliates;

● our obligation to register the resale of the insider shares, as well as the private units (and underlying securities) and any securities issued to our initial shareholders, officers, directors or their affiliates upon conversion of working capital loans; and

● the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

We maintain our principal executive office at Unit 9-3, Oval Tower @ Damansara, No. 685, Jalan Damansara, 60000 Taman Tun Dr. Ismail, Kuala Lumpur, Malaysia. We consider our current office space adequate for our current operations.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full time employees prior to the consummation of a business combination.

ITEM 1A. RISK FACTORS

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices at Unit 9-3, Oval Tower @ Damansara, No. 685, Jalan Damansara, 60000 Taman Tun Dr. Ismail, Kuala Lumpur, Malaysia. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on the Nasdaq Global Market, or Nasdaq, under the symbol “KACLU” on December 14, 2021. The ordinary shares, warrants and rights comprising the units began separate trading on Nasdaq on January 21, 2022, under the symbols “KACL”, “KACLW” and “KACLR”, respectively.

Holders of Record

As of October 13, 2022, there were 8,920,521 of our ordinary shares issued and outstanding held by nine shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On December 16, 2021, the Company consummated its IPO of 7,800,000 Units (including the issuance of 300,000 Units as a result of the underwriter’s partial exercise of the over-allotment option). Each Unit consists of one Ordinary Share, one-half of one Warrant, with a whole Warrant entitling its holder to purchase one Ordinary Share at a price of $11.50 per whole share, and one Right to receive one-tenth (1/10) of an Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $78,000,000. Simultaneously with the closing of the IPO, the Company consummated the Private Placement of 357,143 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $3,571,430. A total of $78,780,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option units) and the Private Placements on December 16, 2021, were placed in a trust account established for the benefit of the Company’s public shareholders. The Company issued 39,000 ordinary shares of the Company to the representative of the underwriter (the “Representative Shares”) for services related to the Initial Public Offering. The Representative Shares have a grant date fair value of $341,230.

Use of Proceeds

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

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from March 24, 2021 (inception) through June 30, 2022 have been organizational activities and those necessary to prepare for the Initial Public Offering and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended June 30, 2022, we had a net loss of $85,168, which resulted from operating costs of $199,714 partially offset by interest income on the operating account and the investments held in a trust account (the “Trust Account”) in the amount of $114,546.

For the period from March 24, 2021 through June 30, 2021, we had a net loss of $6,305, which resulted from operating costs of $6,305.

Going Concern Considerations, Liquidity and Capital Resources

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

For the year ended June 30, 2022, net cash used in operating activities was $265,213, which was due to net loss of $85,168 and interest income on investments held in the Trust Account of $114,512, as well as changes in operating assets and liabilities of $65,533.

For the year ended June 30, 2022, net cash used in investing activities was $78,780,000, which was the result of the amount of net proceeds from the Initial Public Offering and the private placement of the Private Placement Units being deposited to the Trust Account.

Net cash provided by financing activities for the year ended June 30, 2022 of $79,528,178 was comprised of $76,440,100 from the issuance of Units in the Initial Public Offering net of underwriter’s discount paid, $3,571,430 in proceeds from the issuance of the Private Placement Units to our Sponsor and proceeds from the issuance of a promissory note to our Sponsor of $70,000, partially offset by the payment of $553,352 for other offering costs associated with the Initial Public Offering.

For the period March 24, 2021 (inception) through June 30, 2021, net cash used in operating activities was $0, which was due to net loss of $6,305 offset by formation and organization costs paid by related parties of $6,305.

As of June 30, 2022, we had cash of $482,965 held outside the Trust Account. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding the deferred underwriting commissions, to complete an initial business combination. To the extent that capital stock or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue growth strategies. If an initial business combination agreement requires the Company to use a portion of the cash in the Trust Account to pay the purchase price or requires the Company to have a minimum amount of cash at closing, the Company will need to reserve a portion of the cash in the Trust Account to meet such requirements or arrange for third-party financing.

As of June 30, 2022, the Company had insufficient liquidity to meet its future obligations. As of June 30, 2022, the Company had working capital of $471,831 and cash of $482,965. The Company has a history of losses, an accumulated deficit and has not generated cash from operations to support its ongoing business plan. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standard Update (“ASU”) No. 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that hits history of losses and insufficient liquidity raise substantial doubt about the ability to continue as a going concern. In addition to if the Company is unsuccessful in consummating an initial business combination within 21 months from the closing of the IPO (less than 12 months within filing of these financial statements), the Company is required to cease all operations, redeem the public shares and thereafter liquidate and dissolve. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 1,125,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less the underwriting discounts and commissions, which the underwriter partially exercised the over-allotment, and the additional 300,000 Units were issued on December 16, 2021.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of June 30, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the year ended June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in deposited in the trust account, was invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act (as defined in Rules 13a-15(e) and 15- d-15(e) under the Securities Exchange Act of 1934, as amended), our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that internal controls over financial reporting as of June 30, 2022 were effective.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of October 11, 2022.

Name	Age	Position
Joseph Lee Moh Hon	49	Director, Chief Executive Officer, and Chairman
Philip Wong Cheung Wang	46	Chief Financial Officer
Steve Hsia Hsien-Chieng	59	Independent Director
Dato’ Seri Chee Hong Leong	59	Independent Director
Ng Kim Kiat	52	Independent Director
Ang Siak Keng	51	Independent Director

Below is a summary of the business experience of each of our executive officers and directors:

Mr. Joseph Lee Moh Hon, the Chairman of our board of directors and our Chief Executive Officer, has more than 16 years of experience in cross-border investment across Asia Pacific, seizing the unique investment opportunities lie within regional investments. Since 2004, Mr. Lee has been actively involved in private equity and venture capital investment. In 2006, Mr. Lee joined Kuwait Finance House (Malaysia) Bhd. as the pioneer team in setting up their private equity division and first Islamic private equity fund in Asia Pacific. He was involved in control buyout deals in China and Southeast Asia mainly in the manufacturing, waste management, healthcare, retail, and aquaculture sectors. In 2015, Mr. Lee founded Kairous Capital, a regional venture capital firm focusing on technology investments across China and Southeast Asia. To date, Kairous has invested in more than 10 companies in the Asia Pacific region covering the areas of Fintech, Insuretech, Digital Health, E-commerce, and Tech Media. He is currently sitting on the board of more than 20 private companies. Mr. Lee is also the responsible officer of Kairous (Hong Kong), a licensed asset management company regulated by the Securities and Futures Commission of Hong Kong. Mr. Lee is considered one of the pioneer investment experts in the region focusing on cross-border investments within Asia Pacific. To date, Mr. Lee has successfully invested in more than 25 companies and exited many of them through trade sales and initial public offering in London Stock Exchange, Hong Kong Stock Exchange, and Shanghai Stock Exchange. He was involved in the setup of the first and largest shariah private equity fund with a size of USD100 million. Mr. Lee has been a Chartered Financial Analyst since 2000 and received his Bachelor of Commerce degree from McMaster University of Canada.

We believe Mr. Lee’s extensive venture capital experience and knowledge of the market which will be our primary source for potential business combination targets makes him an extremely valuable member of our board.

Mr. Philip Wong Cheung Wang, our Chief Financial Officer, has more than 24 years of entrepreneurship experience, including over 22 years of investment experience, across China, Hong Kong, Macau, Malaysia, Taiwan and Thailand. Mr. Wong is currently the non-executive Chairman and founder of IGM Mobile (Asia) Ltd, a Asia-focused mobile platform service provider previously listed on the London Stock Exchange. He has been managing investments for IGM Mobile (Asia) Ltd since 2002. Mr. Wong is also the founder and managing director of EverGateway Co., Ltd. a professional solution provider of electric counter measure systems and protection systems for laws enforcement in Asia. In 1997, Mr. Wong founded an information technology company in Hong Kong as one of the pioneers in China-Hong Kong cross border digital and multimedia online commerce, and at the Internet blooming era around 2000, Mr. Wong further seized the cutting-edge business opportunity for Fortune Telecom (SEHK: 110) and launched value-added mobile services in China as one of the early foreign partners for mobile operators in China, Hong Kong and Taiwan. He also managed Fortune Telecom’s supply chain network of over 2,000 retail and wholesale network in Asia. Apart from the Internet and mobile sectors, since 2007 Mr. Wong has been investing and involved in the media business of Noah Media, an info media, content and technology enabler for China, Hong Kong and Taiwan online and wireless medias. Since 2008, Mr. Wong has been actively involved in various investments and businesses in the sectors of renewable energy, energy saving and green technology (including hydro power plant and waste to energy projects in Thailand, energy saving solution for Malaysia and green plantation business in China). He was awarded the qualification as a certified energy auditor by the States Human Resources and Training Bureau of China in 2012. Mr. Wong holds a certificate in financial analysis and received his Master of Business and Administration degree from Glyndwr University in the United Kingdom.

Steve Hsia Hsien-Chieng, one of our Independent Directors, has vast experience in and in-depth knowledge of startups, Internet technologies, digital marketing and advertising, e-commerce, digital transformation, and online education. As a serial entrepreneur with three decades of hands-on, multi-language, and multi-cultural operating experience across major markets in the U.S. and Asia, Steve has founded five startups in enterprise software, digital marketing, and education. He has successfully exited three startups through business sales to the largest global software and advertising media companies while building and scaling two education technology startups in Silicon Valley and China. Steve is an active angel investor and board member of multiple private and public technology companies, including Baozun, Inc. (NASDAQ: BZUN) in China, Malaysia Digital Economy Corporation in Malaysia, and Wearnes-Starchase Group in Singapore. From 1996 to 2013, Mr. Hsia was the co-founder and chief executive officer of AGENDA Corporation, the leading Pan-Asian digital marketing agency (with over 600 digital talents, and operations in Beijing, Shanghai, Guangzhou, Taipei, Hong Kong, Bangkok, Singapore, and Kuala Lumpur). AGENDA Corporation was acquired by WPP plc, the world’s leading advertising and media holding company. After the acquisition, Mr. Hsia served as Asia Pacific chief operating officer of WPP Wunderman, the largest digital marketing agency under WPP. He co-managed 26 offices and 1,200 digital marketing professionals across the Asia Pacific region. The agency excelled in online brand marketing strategy, creative, technology, social media, e-commerce, e-CRM, and web analytics. WPP Wunderman provides digital marketing services to an extensive list of Fortune 500 clients worldwide and was ranked by the Advertising Age magazine as the world’s largest digital agency network from 2011 to 2013. Mr. Hsia received his Bachelor of Computer Science from the University of California, Berkeley.

We believe Mr. Hsia’s entrepreneurial experience, particularly in technology-related companies makes him an extremely valuable member of our board.

Dato’ Seri Chee Hong Leong is one of our Independent Directors. He began his career in 1990 coordinating corporate developments and annual strategic plans for the Leisure Holidays Group of Companies. From 1992 to 1998, Dato’ Seri Chee ventured into various businesses in the property development sector. He was the chief executive officer at Canary Homes Sdn Bhd and Canary Infoport Sdn Bhd and was involved in projects for the design and building of bungalows in the Klang Valley and the building and operation of a 100,000 sq. ft. Information Technology Incubation Centre at University Putra Malaysia. He subsequently joined Tanco Resort Berhad where, from 1998 to 2002, he held various positions from General Manager to executive director and chief operating officer. In March 2003, he joined SYF Resources Bhd, a furniture, boards and property development firm, initially as a member of the board of directors and has subsequently been serving as an executive director since 2011. Dato’ Seri Chee has served as independent director on the boards of various organizations in the palm oil, timber and building materials businesses as well as the education and healthcare sectors. Dato’ Seri Chee graduated with a Bachelor’s Degree in Engineering (Computer) in 1987 and a Master’s of Business Administration in 1989, both from McMaster University, Canada.

We believe Dato’ Seri Chee’s experience serving on the boards of companies in a variety of industries makes him an extremely valuable member of our board.

Mr. Ng Kim Kiat is one of our Independent Directors. He has over 25 years of working experience in the accountancy profession. Presently, he is a partner of Crowe Malaysia PLT, an independent member firm of Crowe Global which is one of the top 10 network of accounting firms in the world. He has been practicing as an approved company auditor, tax agent and liquidator in Malaysia since 2003, 2003 and 2009 respectively. His experience covers a wide spectrum of services within the accountancy field, enabling him to advise clients in a holistic approach. Apart from assurance services like statutory audit and reporting accountant for initial public offerings engagements, Mr. Ng was also involved in various corporate advisory assignments such as tax planning, corporate recovery, restructuring, merger and acquisition. He has also been involved in various initial public offerings on Bursa Malaysia, Singapore Stock Exchange and London Stock Exchange. Mr. Ng graduated with an accounting degree from Universiti Pertanian Malaysia (now known as Universiti Putra Malaysia) in 1995. He has been a practicing member of Malaysian Institute of Accountants and Chartered Tax Institute of Malaysia since 1998 and 1999 respectively, and registered as an ASEAN Chartered Professional Accountant since 2020.

We believe Mr. Ng’s accounting and mergers and acquisitions experience make him an extremely valuable member of our board.

Mr. Ang Siak Keng is one of our Independent Directors. He is a partner of Zaid Ibrahim & Co., one of the largest law firm in Malaysia with network firms in the ASEAN region. Mr. Ang leads a team of corporate commercial partners and his work covers corporate and commercial practice areas including mergers and acquisitions, equity and debt capital markets, debt and corporate restructuring, private equity, venture capital and commercial regulatory compliance, etc. Having involved in extensive corporate commercial work, Mr. Ang’s personal area of business focus is mergers and acquisitions, foreign direct investments and equity capital markets. He has led numerous domestic and cross-border transactions relating to private acquisitions and divestments, public takeovers, IPOs and private fund/capital raising, and has assisted numerous multinationals, foreign investors (especially China-SOEs) and leading domestic businesses in structuring their greenfield investments, including negotiating joint venture and strategic alliance and developing boutique commercial arrangements. Mr. Ang’s commercial experience spans across many industries including, IT, telecommunications, manufacturing, education and healthcare. He sits on the board of both public listed companies and private companies with strategic investee and foreigners. In his career, Mr. Ang was involved in more than 10 IPOs (covering Malaysia, Singapore and Hong Kong stock exchanges) and is currently acting as the legal counsel for 2 IPOs in Malaysia. Mr. Ang has been a practicing lawyer in Malaysia since 1997 and received his double degree of Bachelor of Law and Bachelor of Commerce (in Accounting) from University of Melbourne, Australia.

We believe Mr. Ang’s legal, securities and mergers and acquisitions experience make him an extremely valuable member of our board.

Our directors and officers will play a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our initial acquisition transaction. Except as described below and under “— Conflicts of Interest,” none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify successfully and effect an acquisition transaction, although we cannot assure you that they will, in fact, be able to do so.

Board Committees

The Board has a standing audit, nominating and compensation committee. The independent directors oversee director nominations. Each audit committee and compensation committee has a charter.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held one meeting during the fiscal year ended June 30, 2022.

The members of the Audit Committee are Mr. Ng Kim Kiat, Dato’ Seri Chee Hong Leong and Mr. Ang Siak Keng, each of whom is an independent director under NASDAQ’s listing standards. Ng Kim Kiat is the Chairperson of the audit committee. The Board has determined that Ng Kim Kiat qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

We have established a nominating committee of the board of directors, which consists of Mr. Ang Siak Keng, Dato’ Seri Chee Hong Leong and Mr. Ng Kim Kiat, each of whom is an independent director under Nasdaq’s listing standards. Mr. Ang Siak Keng is the Chairperson of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee will consider persons identified by its members, management, shareholders, investment bankers and others. The Compensation Committee held one meeting during the fiscal year ended June 30, 2022.

The members of the Nominating Committee are Mr. Ang Siak Keng, Dato’ Seri Chee Hong Leong and Mr. Ng Kim Kiat, each of whom is an independent director under NASDAQ’s listing standards. Ang Siak Keng is the Chairperson of the Nominating Committee.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Dato’ Seri Chee Hong Leong, Mr. Ang Siak Keng and Mr. Ng Kim Kiat, each of whom is an independent director under Nasdaq’s listing standards. Dato’ Seri Chee Hong Leong is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

● reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

● reviewing and approving the compensation of all of our other executive officers;

● reviewing our executive compensation policies and plans;

● implementing and administering our incentive compensation equity-based remuneration plans;

● assisting management in complying with our proxy statement and annual report disclosure requirements;

● approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

● if required, producing a report on executive compensation to be included in our annual proxy statement; and

● reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements entered into in connection with such initial business combination. The Compensation Committee did not hold a meeting during the fiscal year ended June 30, 2022.

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	The insider shares owned by our officers and directors will be released from escrow only if a business combination is successfully completed and subject to certain other limitations. Additionally, our officers and directors will not receive distributions from the trust account with respect to any of their insider shares if we do not complete a business combination. Furthermore, our initial shareholders have agreed that the private units will not be sold or transferred by them until after we have completed our initial business combination. In addition, our officers and directors may loan funds to us after the IPO and Private Placement and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

Under Cayman Islands law, directors owe the following fiduciary duties:

(i)	duty to act in good faith in what the director believes to be in the best interests of the company as a whole;

(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

(iii)	directors should not improperly fetter the exercise of future discretion;

(iv)	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

(v)	duty to exercise independent judgment.

In addition to the above, directors also owe a duty to act with skill, care and diligence. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor. Furthermore, most of our officers and directors have pre-existing fiduciary obligations to other businesses of which they are officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe pre-existing fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe pre-existing fiduciary obligations and any successors to such entities have declined to accept such opportunities.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have.

The following table summarizes the other relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual	Name of Affiliated Company	Affiliation	Entity’s Business
Joseph Lee Moh Hon	Kairous Capital (Hainan) Co. Ltd.	Director	Series A – B investments across Greater China and Southeast Asia
	iPayLinks US Inc.	Independent Non-executive Director	Delivering one-stop global payment solutions
	iPayLinks Luxembourg S.A.R.L.	Independent Non-executive Director	Delivery of one-stop global payment solutions
	Skinrun (SEA) Pte. Ltd.	Director	AI technology with specialization in skin analysis
	Kairous DG Ltd.	Director	Investment holding
	Kairous E-Comm Ltd.	Director	Investment holding
	PrimeKeeper Malaysia Sdn. Bhd.	Director	Digital-wallet aggregation
	Dashubao Technologies (Shanghai) Co. Ltd.	Director	Provision of insurance for blue collar workers in China
	Kairous Insuretech Ltd.	Director	Investment holding
	Carelinker Technologies (Shanghai) Co. Ltd.	Director	Chronic disease management in China
	Kairous Partners Sdn. Bhd.	Director	Series A – B investments across Greater China and Southeast Asia
	Kairous Cilantro Ltd	Director	Investment holding
	Softinn Solutions Sdn. Bhd.	Director	Building of property management system (PMS),
	Silvermount International Ltd.	Director	smart booking engine, and other e-commerce solutions for hotels
	KAVF1 Sdn. Bhd.	Director	Series A – B investments across Greater China and Southeast Asia
	Kairous Capital (Cayman) Ltd.	Director	Series A – B investments across Greater China and Southeast Asia
	GoVicle Sdn. Bhd.	Director	Vehicle-to-Everything (V2X) in Malaysia
	iPayLinks Payment Technologies (Shanghai) Co. Ltd	Director	Delivery of one-stop global payment solutions in China
	iPayLinks Sdn. Bhd.	Director	Delivery of one-stop global payment solutions in China
	Kairous Capital (Zhejiang) Co. Ltd.	Director	Series A – B investments across Greater China and Southeast Asia
	Kairous Ipay Ltd.	Director	Investment holding
	Kairous Ventures Holdings Ltd.	Director	Investment holding
Philip Wong Cheung Wang	IGM Mobile (Asia) Ltd.	Non-Executive Chairman	Provision of telephone voice and data communications services.
Steve Hsia Hsien-Chieng	Wearnes Starchase Pte. Ltd.	Independent Director	Pan-Asian vehicle distributor
	Baozun eCommerce Inc.	Independent Director	E-commerce and digital technology and solution in China
Dato’ Seri Chee Hong Leong	Microlink Solutions Bhd.	Independent Director	Investment holding in relation to the provision of research and development on information technology solutions to the financial services industry
	CHL Holdings Sdn. Bhd.	Director	Property development
	Wujud Majumas Sdn. Bhd.	Director	Property development
	Hijau Mahajuta Sdn. Bhd.	Director	Property development
	Prospect Setiamas Sdn. Bhd.	Director	Property development
	Mercu Bayumas Sdn. Bhd.	Director	Property development
	SYF Resources Bhd.	Executive Director	Rubberwood furniture manufacturing and material processing
	Hextar Industries Berhad	Independent Director	Manufacture and sales fertilizer
	Liberty Resources Acquisition Corp	Independent Director	Blank check company for special purpose acquisition.
Ng Kim Kiat	Padiyo Sdn. Bhd.	Director	Property Holding
	Thenar Technology Sdn. Bhd.	Director	Development of location based solutions and mobile apps
Ang Siak Keng	Ang SK Capital Sdn. Bhd.	Director	Family investment holding
	Zheng Qiang Herbal Remedies Sdn. Bhd.	Director	Manufacturing and marketing of fine quality, traditional Chinese herbs under “Qiang Yi Tang” brand name
	Qiang Yi Tang Sdn. Bhd.	Director	Wholesale and distribution of traditional Chinese medicine herbs
	My E TCM Sdn. Bhd.	Director	Operation of online chinese medicine products marketplace and chinese physician centre for the searching of near-by or registered physician
	Shan Poornam Sdn. Bhd.	Director	Precious metal recovery and recycling

In connection with the vote required for any business combination, all of our existing shareholders, including all of our officers and directors, have agreed to vote their respective insider shares and private shares in favor of any proposed business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to those ordinary shares acquired by them prior to the IPO and Private Placement. If they purchase ordinary shares in the IPO or in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert such shares (or sell their shares in any tender offer) in connection with the consummation of our initial business combination or an amendment to our amended and restated memorandum and articles of association relating to pre-business combination activity.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or initial shareholders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, in no event will any of our initial shareholders, officers, directors, special advisors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers, and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each person who is known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group as of June 30. 2022.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants or conversion of rights, as the warrants are not exercisable within 60 days of June 30, 2022 and the rights are not convertible within 60 days of June 30, 2022.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Ordinary Shares	Approximate Percentage of Outstanding Ordinary Shares
Kairous Asia Limited	2,143,143	21.12%
Joseph Lee Moh Hon	50,000	*
Philip Wong Cheung Wang	45,000	*
Steve Hsia Hsien-Chieng	40,000	*
Ng Kim Kiat	13,000	*
Dato’ Seri Chee Hong Leong	8,000	*
Ang Siak Keng	8,000	*
All directors and executive officers as a group (6 individuals)		1.61%
Space Summit Capital LLC(2)	778,950	10.39%
Feis Equities LLC (3)	456,970	4.50%
Saba Capital Management, L.P.(4)	575,000	5.67%
Weiss Asset Management LP (5)	425,000	5.21%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Kairous Acquisition Corp. Limited, Unit 9-3, Oval Tower @ Damansara, No. 685, Jalan Damansara, 60000 Taman Tun Dr. Ismail, Kuala Lumpur, Malaysia.

(2)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 15455 Albright Street, Pacific Palisades, CA 90272.

(3)	Based on a Schedule 13G filed by the reporting person. The address for the reporting persons is 20 North Wacker Drive, Suite 2115, Chicago, Illinois 60606.

(4)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(5)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 222 Berkeley St., 16th floor, Boston, Massachusetts 02116.

All of the insider shares issued and outstanding prior to the IPO were placed in escrow with Continental, as escrow agent, until the earlier of (1) six months after the date of the consummation of our initial business combination; or (2) after the date of the consummation of our initial business combination, and subsequently, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property; or (3) after 150 calendar days after the date of the consummation of our initial business combination, and subsequently, the closing price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period. If after the consummation of our initial business combination, whereby all the outstanding shares are exchanged or redeemed for cash or another issuer’s shares, then the insider shares shall be permitted to come out of escrow to participate.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (i) for transfers to our officers, directors or their respective affiliates (including for transfers to an entity’s members upon its liquidation), (ii) to relatives and trusts for estate planning purposes, (iii) by virtue of the laws of descent and distribution upon death, (iv) pursuant to a qualified domestic relations order, (v) by certain pledges to secure obligations incurred in connection with purchases of our securities, (vi) by private sales made at or prior to the consummation of a business combination at prices no greater than the price at which the shares were originally purchased or (vii) to us for no value for cancellation in connection with the consummation of our initial business combination, in each case (except for clause (vii)) where the transferee agrees to the terms of the escrow agreement, but will retain all other rights as our shareholders, including, without limitation, the right to vote their ordinary shares and the right to receive cash dividends, if declared. If dividends are declared and payable in ordinary shares, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate the trust account, none of our initial shareholders will receive any portion of the liquidation proceeds with respect to their insider shares.

In order to meet our working capital needs, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 160,000 ordinary shares (which includes 10,000 shares issuable upon conversion of rights) and warrants to purchase 50,000 ordinary shares if $500,000 of notes were so converted). Our shareholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans will not be repaid.

Our Sponsor and our executive officers and directors are deemed to be our “promoters,” as that term is defined under the Federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In April, May and October 2021, our Sponsor purchased an aggregate of 2,156,250 insider shares, for an aggregate offering price of $25,000 at an average purchase price of approximately $0.012 per share.

Simultaneously with the closing of the IPO, the Company consummated the Private Placement of an aggregate of 348,143 Units at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company in the amount of $3,481,430. On December 16, 2021, the Sponsor purchased 9,000 additional units, gross proceeds to the Company in the amount of $90,000. In February 2022, our Sponsor has canceled 206,250 insider shares without any consideration.

On April 23, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000.

On May 12, 2021, the amount of promissory note was further increased to $1,000,000. On December 10, 2021, the Sponsor has agreed to provide an extension to the maturity date of the original promissory note to the term as described below.

The Promissory Note is non-interest bearing and payable on the earlier of (i) July 30, 2023 or (ii) the consummation of the Initial Business Combination. As of June 30, 2022, there was $70,000 outstanding under the Promissory Note.

In order to meet our working capital needs following the consummation of the IPO, our initial shareholders, officers and directors and their respective affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans would be repaid out of funds not held in the trust account, and only to the extent available.

The holders of our insider shares issued and outstanding prior to the date of the IPO, as well as the holders of the private units (and all underlying securities) and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights pursuant to offering registration rights agreement. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the private units or securities issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements and payments made to any initial shareholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our Board of Directors, with any interested director abstaining from such review and approval.

The Sponsor has paid the expenses incurred by the Company an aggregate of $213,746 on a non-interest bearing basis as of June 30, 2022. As of June 30, 2022 and 2021, the Company owed a balance of $70,000 and $nil, respectively, to our Sponsor.

The Company is obligated to pay our Sponsor a monthly fee of $5,000 for general and administrative services. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the Company’s audit committee that the Company lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with the initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq Capital Market we have at least three independent directors and that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Marcum Asia CPAs LLP (formerly Marcum Bernstein & Pinchuk LLP) (“MarcumAsia”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by the chosen registered public accounting firm in connection with regulatory filings. The aggregate fees billed by Marcum Asia for professional services rendered for the audit of our 2021 and 2022 annual financial statements, review of the financial information included in our Forms 10-Q and other required filings with the SEC for the year ended June 30, 2022 totaled $141,203. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum Asia for consultations concerning financial accounting and reporting standards during the year ended June 30, 2022 and for the period from March 24, 2021 (inception) through June 30, 2021.

Tax Fees. We did not pay Marcum Asia for tax planning and tax advice for the year ended June 30, 2022 and the period from March 24, 2021 (inception) through June 30, 2021.

All Other Fees. We did not pay Marcum Asia for other services for the year ended June 30, 2022 and the period from March 24, 2021 (inception) through June 30, 2021.

Pre-Approval of Services

Our audit committee was formed prior to the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements:

(1)	Financial Statements: See “Item 8. Financial Statements and Supplementary Data” herein and “Index to Financial Statements” and financial statements incorporated by reference therein commencing below.

(2)	All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable

(3)	See attached Exhibit Index of this Annual Report on Form 10-K

(b)	Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 13, 2021, by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 16, 2021)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 16, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 19, 2021)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 19, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 19, 2021)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 19, 2021)

4.5	Warrant Agreement, dated December 13, 2021, by and between Continental and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2021)

4.6	Rights Agreement, dated December 13, 2021, by and between Continental and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 16, 2021)

4.7	Form of Unit Purchase Option between the Registrant and Maxim Group LLC (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 16, 2021)

10.1	Letter Agreements by and between the Registrant and each of the officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 16, 2021)

10.2	Letter Agreement, dated December 13, 2021, by and between the Company and its Sponsor (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 16, 2021)

10.3	Investment Management Trust Account Agreement, dated December 13, 2021, by and between Continental and the Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 16, 2021)

10.4	Stock Escrow Agreement, dated December 13, 2021, among the Registrant, Continental, and the initial shareholders (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 16, 2021)

10.5	Registration Rights Agreement, dated December 13, 2021, among the Registrant and certain shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 16, 2021)

10.6	Subscription Agreement between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 16, 2021)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 19, 2021)

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 19, 2021)

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 19, 2021)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 19, 2021)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kairous Acquisition Corp. Limited

Dated: October 13, 2022	By:	/s/ Joseph Lee Moh Hon
	Name:	Joseph Lee Moh Hon
	Title:	Chief Executive Officer

Kairous Acquisition Corp. Limited

Dated: October 13, 2022	By:	/s/ Philip Wong Cheung Wang
	Name:	Philip Wong Cheung Wang
	Title:	Chief Financial Officer

KAIROUS ACQUISITION CORP. LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Kairous Acquisition Corp. Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kairous Acquisition Corp. Limited (the “Company”) as of June 30, 2022 and 2021, the related statements of operations, change in shareholders’ deficit and cash flows for the year ended June 30, 2022 and for the period from March 24, 2021 (inception) through June 30, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the year ended June 30, 2022 and for the period from March 24, 2021 (inception) through June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its future obligations and sustain its operations. The Company has until September 16, 2023 to consummate the proposed business combination. If a business combination is not consummated by then, there will be a liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum Asia CPAs LLP

Marcum Asia CPAs LLP

Formerly Marcum Bernstein & Pinchuk LLP

We have served as the Company’s auditor since 2021.

New York, NY

October 13, 2022

Firm ID#: 5395

NEW YORK OFFICE • 7 Penn Plaza • Suite 830 • New York, New York • 10001

Phone 646.442.4845 • Fax 646.349.5200 • www.marcumasia.com

KAIROUS ACQUISITION CORP. LIMITED

BALANCE SHEETS

	June 30, 2022	June 30, 2021

ASSETS
Current Assets:
Cash	$482,965	$—
Prepaid expenses	110,116	4,995
Total Current Assets	593,081	4,995

Investments held in the Trust Account	78,894,512	—

Prepaid expenses – non-current	25,363	—

Deferred offering costs	—	242,446
Total Assets	$79,512,956	$247,441

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$36,250	$—
Accrued offering costs	15,000	15,000
Note payable	70,000	—
Advances from related party	—	213,746
Total Current Liabilities	121,250	228,746

Deferred underwriting commission	2,730,000	—

Total liabilities	2,851,250	228,746

COMMITMENTS AND CONTINGENCIES (Note 6)

Ordinary shares subject to possible redemption, $0.0001 par value; 7,800,000 and no shares outstanding at June 30, 2022 and 2021, respectively (at redemption value)	78,894,512	—

Shareholders’ deficit:
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 2,346,143 and 2,156,250 shares issued and outstanding and June 30, 2022 and 2021, respectively (excluding 7,800,000 shares subject to possible redemption)	235	216
Additional paid-in capital	—	24,784
Accumulated deficit	(2,233,041)	(6,305)
Total Shareholders’ (Deficit) Equity	(2,232,806)	18,695
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ (Deficit) Equity	$79,512,956	$247,441

The accompanying notes are an integral part of these financial statements

KAIROUS ACQUISITION CORP. LIMITED

STATEMENTS OF OPERATIONS

	For the Year Ended June 30, 2022	For the Period from March 24, 2021 (inception) through June 30, 2021
REVENUE	$—	$—

EXPENSES
Administration fee - related party	32,833	—
General and administrative	166,881	6,305
TOTAL EXPENSES	199,714	6,305

LOSS FROM OPERATIONS	(199,714)	(6,305)

OTHER INCOME
Interest income	34	—
Investment income earned on investment held in Trust Account	114,512	—
TOTAL OTHER INCOME	114,546	—

Net loss attributable to ordinary shares	$(85,168)	$(6,305)

Weighted average number of ordinary shares outstanding, basic and diluted	6,477,792	1,875,000
Basic and diluted net loss per ordinary share	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements

KAIROUS ACQUISITION CORP. LIMITED

STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, March 24, 2021 (inception)	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor	2,156,250	216	24,784	—	25,000
Net loss	—	—	—	(6,305)	(6,305)
Balance, June 30, 2021	2,156,250	$216	$24,784	$(6,305)	$18,695
Allocated fair value of public rights and warrants, net of allocated offering costs	—	—	7,729,883	—	7,729,883
Sale of private placement units, net of allocated offering costs	357,143	36	3,532,227	—	3,532,263
Shares issued to representative	39,000	4	341,226	—	341,230
Forfeiture of ordinary shares	(206,250)	(21)	21	—	—
Initial remeasurement adjustment of carrying value to redemption value	—	—	(11,628,141)	(2,027,056)	(13,655,197)
Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(114,512)	(114,512)
Net loss	—	—	—	(85,168)	(85,168)
Balance, June 30, 2022	2,346,143	$235	$—	$(2,233,041)	$(2,232,806)

The accompanying notes are an integral part of these financial statements

KAIROUS ACQUISITION CORP. LIMITED

STATEMENTS OF CASH FLOWS

	For the Year Ended June 30, 2022	For the Period from March 24, 2021 (inception) through June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(85,168)	$(6,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and organization costs paid by related parties	—	6,305
Investment income earned on investments held in the Trust Account	(114,512)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(105,121)	—
Other assets	(25,363)	—
Accounts payable and accrued expenses	64,951	—
Net Cash Used in Operating Activities	(265,213)	—

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(78,780,000)	—
Net Cash Used In Investing Activities	(78,780,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	76,440,100	—
Proceeds from sale of Private Placement Units	3,571,430	—
Proceeds from note payable	70,000	—
Payment of offering costs	(553,352)	—
Net Cash Provided By Financing Activities	79,528,178	—

Net change in cash	482,965	—

Cash at beginning of period	—	—
Cash at end of period	$482,965	$—

Supplemental disclosure of non-cash financing activities:

Deferred offering costs included in accrued offering costs	$—	$15,000
Deferred offering costs paid in exchange for Ordinary Shares	$—	$25,000
Deferred offering costs paid by related party	$—	$202,446
Prepaid operating costs paid by related party	$—	$4,995
Deferred underwriters’ commissions charged to temporary equity in connection with the Public Offering	$2,730,000	$—
Initial remeasurement adjustment of ordinary shares to redemption value	$13,655,197	$—
Current period remeasurement adjustment of ordinary shares to redemption value	$114,512	$—

The accompanying notes are an integral part of these financial statements

KAIROUS ACQUISITION CORP. LIMITED

FOR THE PERIOD FROM MARCH 24, 2021 (INCEPTION) THROUGH JUNE 30, 2022

Notes to the financial statements

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

All activity for the period from March 24, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and negotiation and consummation of an initial Business Combination. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected June 30 as its fiscal year end.

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

If the Company has not completed a Business Combination within 12 months (or up to 21 months, if we extend the time to complete a business combination) from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Going Concern Considerations, Liquidity and Capital Resources

As of June 30, 2022, the Company had insufficient liquidity to meet its future obligations. As of June 30, 2022, the Company had working capital of $471,831 and cash of $482,965. The Company has a history of losses, an accumulated deficit and has not generated cash from operations to support its ongoing business plan. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standard Update (“ASU”) No. 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that its history of losses and insufficient liquidity raise substantial doubt about the ability to continue as a going concern. In addition to if the Company is unsuccessful in consummating an initial business combination within 21 months from the closing of the IPO (less than 12 months within filing of these financial statements), the Company is required to cease all operations, redeem the public shares and thereafter liquidate and dissolve. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding the deferred underwriting commissions, to complete an initial business combination. To the extent that capital stock or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue growth strategies. If an initial business combination agreement requires the Company to use a portion of the cash in the Trust Account to pay the purchase price or requires the Company to have a minimum amount of cash at closing, the Company will need to reserve a portion of the cash in the Trust Account to meet such requirements or arrange for third-party financing.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $482,965 and $nil and no cash equivalents as of June 30, 2022 and 2021, respectively.

Investments held in Trust Account

As of June 30, 2022, the Company had approximately $78.9 million in investments held in the Trust Account. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022, the 7,800,000 ordinary shares subject to possible redemption in the amount of $78,894,512 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital and accumulated deficit of approximately $13.8 million.

As of June 30, 2022, the ordinary shares reflected on the balance sheets is reconciled in the following table:

Gross proceeds	$78,000,000
Less:
Transaction costs allocated to ordinary shares	(4,599,397)
Proceeds allocated to Public Rights and Warrants	(8,275,800)
(12,875,197)

Plus:
Remeasurement adjustment of carrying value to redemption value	13,655,197
Current period measurement adjustment of ordinary shares to redemption value	114,512
Ordinary shares subject to possible redemption	$78,894,512

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. The Company determined that upon further review of the warrant agreements, the Company concluded that its warrants qualify for equity accounting treatment.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Loss per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of June 30, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”), which establishes financial accounting and reporting standards for share-based employee compensation. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument.

The Company recognizes all forms of share-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

Share-based compensation expenses are included in general and administrative expenses in the statement of operations. Share-based payments issued to placement agents are classified as a direct cost of a share offering and are recorded as a reduction in additional paid in capital.

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

NOTE 5 — RELATED PARTIES

Founder Shares

On May 13 and October 21, 2021, the Sponsor received an aggregate of 2,156,250 of the Company’s ordinary shares (the “Founder Shares”) in exchange for a capital contribution of $25,000 that was paid by the Sponsor for deferred offering costs. All share amounts have been retroactively restated to reflect this number of Founder Shares. The Founder Shares included an aggregate of up to 281,250 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. Due to the partial exercise of the over-allotment option by the underwriters, these 75,000 shares are no longer subject to forfeiture.

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

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support during the Combination Period. Upon the earlier of the completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended June 30, 2022 and the period from March 24, 2021 (inception) through June 30, 2021, the Company recorded $32,833 and $nil in management fees, respectively.

Promissory Note — Related Party

On April 23, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. On May 12, 2021, the amount of promissory note was further increased to $1,000,000. On December 10, 2021, the Sponsor agreed to provide an extension to the maturity date of the original promissory note. The Promissory Note is non-interest bearing and payable on the earlier of (i) July 30, 2023 or (ii) the consummation of the Initial Business Combination. As of June 30, 2022 and 2021, there was $70,000 and $nil outstanding under the Promissory Note, respectively.

Advances from Related Party

The Sponsor paid certain administrative expenses and offering costs on behalf of the Company. These advances are due on demand and are non-interest bearing. For the year ended June 30, 2022, the related party paid $213,746 of offering costs and other expenses on behalf of the Company. The advances were repaid in full upon completion of the Initial Public Offering. As of June 30, 2022 and 2021, there was $nil and $213,746 due to the related party, respectively

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and 2021, there were no amounts outstanding under the Working Capital Loans.

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

The underwriters were also issued 39,000 Ordinary shares as representative shares, in connection with the IPO. Upon close of the Initial Public Offering, the Company recorded additional issuance costs of $341,230, the grant date fair value of the shares, with an offset to additional paid-in capital.

Advisory Agreement

On March 9, 2022, the Company entered into a letter agreement with Chardan Capital Markets, LLC (“Chardan”) in which the company retains Chardan to provide strategic and capital markets advisory services. As compensation for such services, the Company is to pay Chardan advisory fees as defined in the agreement which become payable upon the consummation of the business combination.

NOTE 7 — SHAREHOLDER’S EQUITY

Ordinary Shares — The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of June 30, 2022 and 2021, there were 2,346,143 and 2,156,250 ordinary shares issued and outstanding in shareholders’ equity, respectively. As of June 30, 2022 and 2021, there were an additional 7,800,000 and no ordinary shares included in temporary equity on the balance sheets.

Holders of ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial business combination, we may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide or voting or other corporate governance arrangements that differ from those in effect upon completion of the IPO.

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

Warrants —Each whole warrant entitles the registered holder to purchase one share of ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of an initial business combination. However, no warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the warrants and a current Form 10-K relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon exercise of the public warrants is not effective by the 90th day following the consummation of the initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In the event of such cashless exercise, each holder would pay the exercise price by surrendering the warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the third trading day prior to the date of exercise. The warrants will expire on the fifth anniversary of our completion of an initial business combination or earlier upon redemption or liquidation.

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

The warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder (i) to cure any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this Form 10-K, or to cure, correct or supplement any defective provision, or (ii) to add or change any other provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the interests of the registered holders of the warrants, but requires the approval, by written consent or vote, of the holders of at least 50% of the then outstanding public warrants in order to make any change that adversely affects the interests of the registered holders.

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

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through October 13, 2022, the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

