Form 10-Q
period 2022-09-30
Kairous Acquisition Corp. Ltd
filed 2022-11-18
CIK 1865468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 18, 2022, 10,146,143 ordinary shares, par value $0.0001 per share, were issued and outstanding.

Kairous Acquisition Corp. Limited

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2022

2

PART I – FINANCIAL STATEMENTS

KAIROUS ACQUISITION CORP. LIMITED

CONDENSED BALANCE SHEETS

	September 30, 2022	June 30, 2022
	(unaudited)
ASSETS
Current Assets:
Cash	$341,417	$482,965
Prepaid expenses	95,867	110,116
Total Current Assets	437,284	593,081

Investments held in the Trust Account	79,250,093	78,894,512
Prepaid expenses – non-current	13,983	25,363
Total Assets	$79,701,360	$79,512,956

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$65,370	$36,250
Accrued offering costs	15,000	15,000
Note payable	70,000	70,000
Total Current Liabilities	150,370	121,250

Deferred underwriting commission	2,730,000	2,730,000

Total liabilities	2,880,370	2,851,250

COMMITMENTS AND CONTINGENCIES (Note 6)

Ordinary shares subject to possible redemption, $0.0001 par value; 7,800,000 outstanding at September 30, 2022 and June 30, 2022, respectively (at redemption value)	79,250,093	78,894,512

Shareholders’ deficit:
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 2,346,143 shares issued and outstanding at September 30, 2022 and June 30, 2022, (excluding 7,800,000 shares subject to possible redemption)	235	235
Additional paid-in capital	—	—
Accumulated deficit	(2,429,338)	(2,233,041)
Total Shareholders’ Deficit	(2,429,103)	(2,232,806)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$79,701,360	$79,512,956

The accompanying notes are an integral part of these unaudited condensed financial statements

KAIROUS ACQUISITION CORP. LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021
REVENUE	$—	$—

EXPENSES
Administration fee - related party	15,000	—
General and administrative	181,308	5,724
TOTAL EXPENSES	196,308	5,724

LOSS FROM OPERATIONS	(196,308)	(5,724)

OTHER INCOME
Interest income	11	—
Investment income earned on investment held in Trust Account	355,581	—
TOTAL OTHER INCOME	355,592	—

Net income (loss) attributable to ordinary shares	$159,284	$(5,724)

Weighted average number of ordinary shares outstanding, basic and diluted	10,146,143	1,875,000
Basic and diluted net income (loss) per ordinary share	$0.02	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements

KAIROUS ACQUISITION CORP. LIMITED

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

(UNAUDITED)

For the Three Months Ended September 30, 2022

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2022	2,346,143	$235	$—	$(2,233,041)	$(2,232,806)
Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(355,581)	(355,581)
Net income	—	—	—	159,284	159,284
Balance, September 30, 2022	2,346,143	$235	$—	$(2,429,338)	$(2,429,103)

For the Three Months Ended September 30, 2021

	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Equity

Balance, June 30, 2021	2,156,250	$216	$24,784	$(6,305)	$18,695
Net loss	—	—	—	(5,724)	(5,724)
Balance, September 30, 2021	2,156,250	$216	$24,784	$(12,029)	$12,971

The accompanying notes are an integral part of these unaudited condensed financial statements

KAIROUS ACQUISITION CORP. LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$159,284	$(5,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(355,581)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	14,249	—
Other assets	11,380	—
Accounts payable and accrued expenses	29,120	—
Net Cash Used in Operating Activities	(141,548)	(5,724)

Cash Flows from Financing Activities:
Proceeds from note payable	—	70,000
Payment of offering costs	—	(7,312)
Net Cash Provided By Financing Activities	—	62,688

Net change in cash	(141,548)	56,964

Cash at beginning of period	482,965	—
Cash at end of period	$341,417	$56,964

Supplemental disclosure of non-cash financing activities:

Deferred offering costs paid by related party	$—	$2,012
Prepaid operating costs paid by related party	$—	$2,983
Current period remeasurement adjustment of ordinary shares to redemption value	$355,581	$—

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from March 24, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and negotiation and consummation of an initial Business Combination. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected June 30 as its fiscal year end.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to possible redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of the ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The Public Shares are redeemable and will be classified as such on the condensed balance sheet until such date that a redemption event takes place. Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination.

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

Going Concern Considerations, Liquidity and Capital Resources

As of September 30, 2022, the Company had insufficient liquidity to meet its future obligations. As of September 30, 2022, the Company had working capital of $286,914 and cash of $341,417. The Company has a history of losses, an accumulated deficit and has not generated cash from operations to support its ongoing business plan. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standard Update (“ASU”) No. 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that its history of losses and insufficient liquidity raise substantial doubt about the ability to continue as a going concern. In addition to if the Company is unsuccessful in consummating an initial business combination within 21 months from the closing of the IPO (less than 12 months within filing of these condensed financial statements), the Company is required to cease all operations, redeem the public shares and thereafter liquidate and dissolve. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements.

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

The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of June 30, 2022 filed with the SEC on Form 10-K. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended September 30, 2022 not necessarily indicative of the results to be expected for the full year ending June 30, 2023.

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

Use of Estimates

The preparation of condensed financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $341,417 and $482,965 and no cash equivalents as of September 30, 2022 and June 30, 2022, respectively.

Investments held in Trust Account

As of September 30, 2022 and June 30, 2022, the Company had approximately $79.3 million and $78.9 million in investments held in the Trust Account, respectively. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and June 30, 2022, the 7,800,000 ordinary shares subject to possible redemption in the amount of $79,250,093 and $78,894,512 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

As of September 30, 2022, the ordinary shares reflected on the condensed balance sheets is reconciled in the following table:

Gross proceeds	$78,000,000
Less:
Transaction costs allocated to ordinary shares	(4,599,397)
Proceeds allocated to Public Rights and Warrants	(8,275,800)
(12,875,197)

Plus:
Remeasurement adjustment of carrying value to redemption value	13,655,197
Current period measurement adjustment of ordinary shares to redemption value	114,512
Ordinary shares subject to possible redemption – June 30, 2022	$78,894,512
Current period measurement adjustment of ordinary shares to redemption value	355,581
Ordinary shares subject to possible redemption – September 30, 2022	$79,250,093

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements.

Net Income (Loss) per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of September 30, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account. The Company has not experienced any losses on the Trust Account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

Share-based compensation expenses are included in general and administrative expenses in the condensed statements of operations. Share-based payments issued to placement agents are classified as a direct cost of a share offering and are recorded as a reduction in additional paid in capital.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support during the Combination Period. Upon the earlier of the completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended September 30, 2022 and 2021, the Company recorded $15,000 and $nil in management fees, respectively. In addition, the fees due to the Sponsor under the administrative support agreement, from time to time, the Company will pay the Sponsor for miscellaneous operating expenses. During the three months ended September 30, 2022, the Company paid the Sponsor $5,274 for operating expenses.

Promissory Note — Related Party

On April 23, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. On May 12, 2021, the amount of promissory note was further increased to $1,000,000. On December 10, 2021, the Sponsor agreed to provide an extension to the maturity date of the original promissory note. The Promissory Note is non-interest bearing and payable on the earlier of (i) July 30, 2023 or (ii) the consummation of the Initial Business Combination. As of September 30, 2022 and June 30, 2022, there was $70,000 outstanding under the Promissory Note.

Advances from Related Party

The Sponsor paid certain administrative expenses and offering costs on behalf of the Company. These advances are due on demand and are non-interest bearing. For the year ended June 30, 2022, the related party paid $213,746 of offering costs and other expenses on behalf of the Company. The advances were repaid in full upon completion of the Initial Public Offering. As of September 30, 2022 and June 30, 2022 and 2021, there was no balance due to the related party.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and June 30, 2022, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 7 — SHAREHOLDER’S EQUITY

Ordinary Shares — The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of September 30, 2022 and June 30, 2022, there were 2,346,143 ordinary shares issued and outstanding in shareholders’ equity. As of September 30, 2022 and June 30, 2022, there were an additional 7,800,000 and no ordinary shares included in temporary equity on the condensed balance sheets.

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

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through November 18, 2022, the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from March 24, 2021 (inception) through September 30, 2022 have been organizational activities and those necessary to prepare for the Initial Public Offering and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $159,284, which resulted from operating costs of $196,308 partially offset by interest income on the operating account and the investments held in a trust account (the “Trust Account”) in the amount of $355,592.

For the three months ended September 30, 2021, we had a net loss of $5,724, which consisted solely of operating costs of $5,724.

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

For the three months ended September 30, 2022, net cash used in operating activities was $141,548, which was due to net income of $159,284 and interest income on investments held in the Trust Account of $355,581, partially offset by changes in operating assets and liabilities of $54,749.

As of September 30, 2022, we had cash of $341,417 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of September 30, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2022, we were not subject to any market or interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of such date.

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

Date: November 18, 2022

Kairous Acquisition Corp. Limited

By:	/s/ Joseph Lee Moh Hon
Joseph Lee Moh Hon
Chief Executive Officer

