Form 10-Q
period 2022-12-31
Kairous Acquisition Corp. Ltd
filed 2023-02-17
CIK 1865468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2022

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

As of February 17, 2023, 4,435,959 ordinary shares, par value $0.0001 per share, were issued and outstanding.

Kairous Acquisition Corp. Limited

FORM 10-Q FOR QUARTER ENDED DECEMBER 31, 2022

2

PART I – FINANCIAL STATEMENTS

KAIROUS ACQUISITION CORP. LIMITED

CONDENSED BALANCE SHEETS

	December 31, 2022	June 30, 2022
	(unaudited)
ASSETS
Current Assets:
Cash	$131,272	$482,965
Prepaid expenses	60,118	110,116
Total Current Assets	191,390	593,081

Investments held in the Trust Account	21,823,769	78,894,512
Prepaid expenses – non-current	2,598	25,363
Total Assets	$22,017,757	$79,512,956

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$221,974	$36,250
Accrued offering costs	15,000	15,000
Convertible note - sponsor	360,000	—
Note payable	70,000	70,000
Total Current Liabilities	666,974	121,250

Deferred underwriting commission	2,730,000	2,730,000

Total liabilities	3,396,974	2,851,250

COMMITMENTS AND CONTINGENCIES (Note 6)

Ordinary shares subject to possible redemption, $0.0001 par value; 2,089,816 and 7,800,000 outstanding at December 31, 2022 and June 30, 2022, respectively (at redemption value)	21,823,769	78,894,512

Shareholders’ deficit:
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 2,346,143 shares issued and outstanding at December 31, 2022 and June 30, 2022, (excluding 2,089,816 and 7,800,000 shares subject to possible redemption at December 31, 2022 and June 30, 2022, respectively)	235	235
Additional paid-in capital	—	—
Accumulated deficit	(3,203,221)	(2,233,041)
Total Shareholders’ Deficit	(3,202,986)	(2,232,806)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$22,017,757	$79,512,956

The accompanying notes are an integral part of these unaudited condensed financial statements

KAIROUS ACQUISITION CORP. LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
REVENUE	$—	$—	$—	$—

EXPENSES
Administration fee - related party	15,000	2,419	30,000	2,419
General and administrative	398,891	13,027	580,199	18,751
TOTAL EXPENSES	413,891	15,446	610,199	21,170

LOSS FROM OPERATIONS	(413,891)	(15,446)	(610,199)	(21,170)

OTHER INCOME (EXPENSES)
Interest income	8	—	19	—
Income earned on investments held in Trust Account	526,077	232	881,658	232
TOTAL OTHER INCOME	526,085	232	881,677	232

Net income (loss) attributable to ordinary shares	$112,194	$(15,214)	$271,478	$(20,938)

Weighted average shares ordinary shares outstanding, basic and diluted	8,408,261	3,441,964	9,277,202	2,571,144
Basic and diluted net income (loss) per ordinary share	$0.01	$(0.00)	$0.03	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements

KAIROUS ACQUISITION CORP. LIMITED

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Six Months Ended December 31, 2022

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2022	2,346,143	$235	$—	$(2,233,041)	$(2,232,806)
Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(355,581)	(355,581)
Net income	—	—	—	159,284	159,284
Balance, September 30, 2022	2,346,143	$235	$—	$(2,429,338)	$(2,429,103)
Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(886,077)	(886,077)
Net income	—	—	—	112,194	112,194
Balance, December 31, 2022	2,346,143	$235	$—	$(3,203,221)	$(3,202,986)

For the Three and Six Months Ended December 31, 2021

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, June 30, 2021	2,156,250	$216	$24,784	$(6,305)	$18,695
Net loss	—	—	—	(5,724)	(5,724)
Balance, September 30, 2021	2,156,250	$216	$24,784	$(12,029)	$12,971
Allocated fair value of public rights and warrants, net of allocated offering costs	—	—	7,729,883	—	7,729,883
Sale of private placement units, net of allocated offering costs	357,143	36	3,532,227	—	3,532,263
Shares issued to representative	39,000	4	341,226	—	341,230
Initial remeasurement adjustment of ordinary shares to redemption value	—	—	(11,628,120)	(2,027,037)	(13,655,157)
Net loss	—	—	—	(15,214)	(15,214)
Balance, December 31, 2021	2,552,393	$256	$—	$(2,054,280)	$(2,054,064)

The accompanying notes are an integral part of these unaudited condensed financial statements

KAIROUS ACQUISITION CORP. LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31, 2022	For the Six Months Ended December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$271,478	$(20,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(881,658)	(232)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	49,998	(25,004)
Other assets	22,765	—
Accounts payable and accrued expenses	185,724	111,590
Net Cash (Used in) Provided By Operating Activities	(351,693)	65,416

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(360,000)	(78,780,000)
Cash withdrawn from Trust Account in connection with redemption	58,312,401	-
Net Cash (Used In) Provided By Investing Activities	57,952,401	(78,780,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	—	76,440,100
Proceeds from sale of Private Placement Warrants	—	3,571,430
Redemption of ordinary shares	(58,312,401)	—
Proceeds from convertible note - sponsor	360,000	—
Proceeds from sponsor note	—	70,000
Payment of offering costs	—	(553,352)
Net Cash (Used In) Provided By Financing Activities	(57,952,401)	79,528,178

Net change in cash	(351,693)	813,594

Cash at beginning of period	482,965	—
Cash at end of period	$131,272	$813,594

Supplemental disclosure of non-cash financing activities:

Current period remeasurement adjustment of ordinary shares to redemption value	$1,241,658	—
Deferred underwriters’ commission charged to temporary equity in connection with the Public Offering	$—	2,730,000

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from March 24, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and negotiation and consummation of an initial Business Combination. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected June 30 as its fiscal year end.

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

As of December 16, 2021, transaction costs amounted to $4,843,252 consisting of $1,559,900 of underwriting fees, $2,730,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and $553,352 of other offering costs related to the Initial Public Offering. Cash of $857,408 was held outside of the Trust Account on December 16, 2021 and was available for working capital purposes. As described in Note 6, the $2,730,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 24 months from the closing of the Initial Public Offering.

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

If the Company has not completed a Business Combination within 12 months (or up to 24 months, if we extend the time to complete a business combination) from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. On December 14, 2022, the Company issued an unsecured promissory note, in an amount of $360,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until March 16, 2023.

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

Going Concern Considerations, Liquidity and Capital Resources

As of December 31, 2022, the Company had insufficient liquidity to meet its future obligations. As of December 31, 2022, the Company had working capital deficit of $475,584 and cash of $131,272. The Company has a history of losses, an accumulated deficit and has not generated cash from operations to support its ongoing business plan. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standard Update (“ASU”) No. 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that its history of losses and insufficient liquidity raise substantial doubt about the ability to continue as a going concern. In addition to if the Company is unsuccessful in consummating an initial business combination within 24 months from the closing of the IPO (less than 12 months within filing of these condensed financial statements), the Company is required to cease all operations, redeem the public shares and thereafter liquidate and dissolve. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of June 30, 2022 filed with the SEC on Form 10-K. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of December 31, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the six months ended December 31, 2022 are not necessarily indicative of the results to be expected for the full year ending June 30, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $131,272 and $482,965 and no cash equivalents as of December 31, 2022 and June 30, 2022, respectively.

Investments held in Trust Account

As of December 31, 2022 and June 30, 2022, the Company had approximately $21.8 million and $78.9 million in investments held in the Trust Account, respectively. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. During the six months ended December 31, 2022, shareholders elected to redeem 5,710,184 ordinary shares for a total redemption amount of $58,312,401 withdrawn from the Trust Account. Accordingly, as of December 31, 2022 and June 30, 2022, the 2,089,816 and 7,800,000 ordinary shares subject to possible redemption, respectively, in the amount of $21,823,769 and $78,894,512 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively.

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

As of December 31, 2022, the ordinary shares reflected on the condensed balance sheets is reconciled in the following table:

Gross proceeds	$78,000,000
Less:
Transaction costs allocated to ordinary shares	(4,599,397)
Proceeds allocated to Public Rights and Warrants	(8,275,800)
(12,875,197)

Plus:
Remeasurement adjustment of carrying value to redemption value	13,655,197
Current period measurement adjustment of ordinary shares to redemption value	114,512
Ordinary shares subject to possible redemption – June 30, 2022	$78,894,512
Redemption of 5,710,184 ordinary shares	(58,312,401)
Current period measurement adjustment of ordinary shares to redemption value	1,241,658
Ordinary shares subject to possible redemption – December 31, 2022	$21,823,769

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the other tax jurisdictions. Consequently, income taxes are not reflected in the Company’s condensed financial statements.

Net Income (Loss) per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of December 31, 2022 and June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

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

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support during the Combination Period. Upon the earlier of the completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended December 31, 2022 and 2021, the Company recorded $15,000 and $2,419 in management fees, respectively. During the six months ended December 31, 2022 and 2021, the Company recorded $30,000 and $2,419 in management fees, respectively. In addition, the fees due to the Sponsor under the administrative support agreement, from time to time, the Company will pay the Sponsor for miscellaneous operating expenses. During the six months ended December 31, 2022, the Company paid the Sponsor $5,257 for operating expenses.

Promissory Note — Related Party

On April 23, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. On May 12, 2021, the amount of promissory note was further increased to $1,000,000. On December 10, 2021, the Sponsor agreed to provide an extension to the maturity date of the original promissory note. The Promissory Note is non-interest bearing and payable on the earlier of (i) July 30, 2023 or (ii) the consummation of the Initial Business Combination. As of December 31, 2022 and June 30, 2022, there was $70,000 outstanding under the Promissory Note.

Advances from Related Party

The Sponsor paid certain administrative expenses and offering costs on behalf of the Company. These advances are due on demand and are non-interest bearing. For the year ended June 30, 2022, the related party paid $213,746 of offering costs and other expenses on behalf of the Company. The advances were repaid in full upon completion of the Initial Public Offering. As of December 31, 2022 and June 30, 2022, there was no balance due to the related party.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On December 14, 2022, the Company issued a non-interest bearing unsecured promissory note, in an amount of $360,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until March 16, 2023. As of December 31, 2022 and June 30, 2022, there were $360,000 and $0 outstanding under the Working Capital Loans.

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

Business Combination Agreement

On December 9, 2022, the Company entered into that certain Agreement and Plan of Merger (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and between the Company, KAC Merger Sub 1, a Cayman Islands exempted company and wholly owned subsidiary of the Company (“Purchaser”), KAC Merger Sub 2, a Cayman Islands exempted company and wholly owned subsidiary of Purchaser (“Merger Sub”), Wellous Group Limited, a Cayman Islands exempted company (the “Target”), the shareholders of the Target (each, a “Shareholder” and collectively, the “Shareholders”), and the principal beneficial owners of the Target (the “Principal Owners”), pursuant to which (a) the Company will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into the Target (the “Acquisition Merger”), with the Target surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Business Combination”). Following the Business Combination, Purchaser will be a publicly traded company.

Consideration

Pursuant to the Merger Agreement, Purchaser will issue 26,732,672 ordinary shares with a deemed price per share $10.10 for a total value of $270,000,000 (“Aggregate Stock Consideration”) to the Shareholders, among which, 26,465,345 ordinary shares (the “Closing Payment Shares”) will be delivered to the Shareholders at the closing and 267,327 ordinary shares will be held back by Purchaser for one year after the closing as security for indemnification obligation of the representations and warranties of the Company, the Shareholders and the Principal Owners as set forth in the Merger Agreement (the “Holdback Shares”).

The Earnout

Up to an additional 5,400,000 ordinary shares may be issued to the Shareholders as contingent post-closing earnout consideration. The earnout milestones are in three tiers, and are based on Purchaser’s performance during the years 2023 through 2027, with specific targets tied to the trading price of Purchaser’s ordinary shares, Purchaser’s market capitalization and Purchaser’s net profit after tax.

The Closing

The Company and the Target have agreed that the closing of the Business Combination (the “Closing”) shall occur no later than September 30, 2023 (the “Outside Date”). The Outside Date may be extended upon the written agreement of Company and the Target.

Minimum Cash at Closing

The Company has agreed that as of the date of the Closing, the Company will have minimum cash equal to no less than $5,600,000 (“Minimum Cash”). To the extent that the Company has less than the Minimum Cash amount as of the Closing, then the Shareholders and/or the Principal Owners shall make up the difference in cash. To the extent that the Company has more than the Minimum Cash amount as of the Closing, then Purchaser shall pay the difference by issuing additional Purchaser ordinary shares to the Shareholders at a value of $10.10 per share.

NOTE 7 — SHAREHOLDERS’ EQUITY

Ordinary Shares — The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of December 31, 2022 and June 30, 2022, there were 2,346,143 ordinary shares issued and outstanding in shareholders’ equity. As of December 31, 2022 and June 30, 2022, there were an additional 2,089,816 and 7,800,000 ordinary shares included in temporary equity on the condensed balance sheets, respectively. During the six months ended December 31, 2022, shareholders elected to redeem 5,710,184 ordinary shares for a total redemption amount of $58,312,401 withdrawn from the Trust Account.

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

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through February 17, 2023, the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

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

We held our annual meeting of shareholders on December 2, 2022 (the “2022 Annual Meeting”). During the 2022 Annual Meeting, shareholders approved, among other things, (x) the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has the right to extend the time to complete a business combination eight (8) times, as follows: (i) two (2) times for an additional three (3) months each time from December 16, 2022 to June 16, 2023 for each three-month extension, followed by (ii) six (6) times for an additional one (1) month each time from June 16, 2023 to December 16, 2023 for each one-month extension; (y) an amendment to the Company’s investment management trust agreement, dated December 13, 2021, by and between the Company and Continental Stock Transfer & Trust Company to extend the time to complete a business combination eight (8) times, as follows: (i) two (2) times for an additional three (3) months each time from December 16, 2022 to June 16, 2023 by depositing $360,000 to the trust account for each three-month extension, followed by (ii) six (6) times for an additional one (1) month each time from June 16, 2023 to December 16, 2023 by depositing $120,000 to the trust account for each one-month extension; and (z) elected all of the six nominees for directors to serve until the next annual meeting of shareholders approved.

On December 14, 2022, we issued an unsecured promissory note, in an amount of $360,000 to Kairous Asia Limited, the Company’s initial public offering sponsor (“Sponsor”) in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until March 16, 2023. The promissory note may be converted, at the lender’s discretion, into additional private units.

Business Combination Agreement

On December 9, 2022, the Company entered into that certain Agreement and Plan of Merger (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and between the Company, KAC Merger Sub 1, a Cayman Islands exempted company and wholly owned subsidiary of the Company (“Purchaser”), KAC Merger Sub 2, a Cayman Islands exempted company and wholly owned subsidiary of Purchaser (“Merger Sub”), Wellous Group Limited, a Cayman Islands exempted company (the “Target”), the shareholders of the Target (each, a “Shareholder” and collectively, the “Shareholders”), and the principal beneficial owners of the Target (the “Principal Owners”), pursuant to which (a) the Company will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into the Target (the “Acquisition Merger”), with the Target surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Business Combination”). Following the Business Combination, Purchaser will be a publicly traded company.

Consideration

Pursuant to the Merger Agreement, Purchaser will issue 26,732,672 ordinary shares with a deemed price per share US$10.10 for a total value of $270,000,000 (“Aggregate Stock Consideration”) to the Shareholders, among which, 26,465,345 ordinary shares (the “Closing Payment Shares”) will be delivered to the Shareholders at the closing and 267,327 ordinary shares will be held back by Purchaser for one year after the closing as security for indemnification obligation of the representations and warranties of the Company, the Shareholders and the Principal Owners as set forth in the Merger Agreement (the “Holdback Shares”).

The Earnout

Up to an additional 5,400,000 ordinary shares may be issued to the Shareholders as contingent post-closing earnout consideration. The earnout milestones are in three tiers, and are based on Purchaser’s performance during the years 2023 through 2027, with specific targets tied to the trading price of Purchaser’s ordinary shares, Purchaser’s market capitalization and Purchaser’s net profit after tax.

The Closing

The Company and the Target have agreed that the closing of the Business Combination (the “Closing”) shall occur no later than September 30, 2023 (the “Outside Date”). The Outside Date may be extended upon the written agreement of Company and the Target.

Minimum Cash at Closing

The Company has agreed that as of the date of the Closing, the Company will have minimum cash equal to no less than $5,600,000 (“Minimum Cash”). To the extent that the Company has less than the Minimum Cash amount as of the Closing, then the Shareholders and/or the Principal Owners shall make up the difference in cash. To the extent that the Company has more than the Minimum Cash amount as of the Closing, then Purchaser shall pay the difference by issuing additional Purchaser ordinary shares to the Shareholders at a value of $10.10 per share.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from March 24, 2021 (inception) through December 31, 2022 have been organizational activities and those necessary to prepare for the Initial Public Offering and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended December 31, 2022, we had net income of $112,194, which resulted from operating costs of $413,891 offset by interest income on the operating account and the investments held in a trust account (the “Trust Account”) in the amount of $526,085.

For or the three months ended December 31, 2021, we had a net loss of $15,214, which resulted from operating costs of $15,446 partially offset by interest income on investments held in a trust account (the “Trust Account”) in the amount of $232.

For the six months ended December 31, 2022, we had net income of $271,478 , which resulted from operating costs of $610,199 offset by interest income on the operating account and the investments held in a trust account (the “Trust Account”) in the amount of $881,677.

For the six months ended December 31, 2021, we had a net loss of $20,938, which resulted from operating costs of $21,170 partially offset by interest income on investments held in a trust account (the “Trust Account”) in the amount of $232.

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

For the six months ended December 31, 2022, net cash used in operating activities was $351,693, which was due to net income of $271,478 and interest income on investments held in the Trust Account of $881,658, partially offset by changes in operating assets and liabilities of $258,487.

As of December 31, 2022, we had cash of $131,272 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

As of December 31, 2022, the Company had insufficient liquidity to meet its future obligations. As of December 31, 2022, the Company had working capital deficit of $475,584 and cash of $131,272. The Company has a history of losses, an accumulated deficit and has not generated cash from operations to support its ongoing business plan. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standard Update (“ASU”) No. 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that its history of losses and insufficient liquidity raise substantial doubt about the ability to continue as a going concern. In addition to if the Company is unsuccessful in consummating an initial business combination within 24 months from the closing of the IPO (less than 12 months within filing of these condensed financial statements), the Company is required to cease all operations, redeem the public shares and thereafter liquidate and dissolve. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of December 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of December 31, 2022, we were not subject to any market or interest rate risk.

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

On December 14, 2022, we issued an unsecured promissory note, in an amount of $360,000 to Kairous Asia Limited, the Company’s initial public offering sponsor (“Sponsor”) in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until March 16, 2023. The promissory note may be converted, at the lender’s discretion, into additional private units.

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

Date: February 17, 2023

Kairous Acquisition Corp. Limited

By:	/s/ Joseph Lee Moh Hon
Joseph Lee Moh Hon
Chief Executive Officer

