Form 10-Q
period 2023-03-31
Kairous Acquisition Corp. Ltd
filed 2023-05-15
CIK 1865468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

As of May 15, 2023, 4,435,959 ordinary shares, par value $0.0001 per share, were issued and outstanding.

Kairous Acquisition Corp. Limited

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2022

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	F-1
	Unaudited Condensed Balance Sheet as of March 31, 2023 (unaudited) and June 30, 2022	F-1
	Unaudited Condensed Statements of Operations for the Three and Nine Months ended March 31, 2023 and 2022	F-2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and nine months ended March 31, 2023 and for three and nine months ended March 31, 2022	F-3
	Unaudited Condensed Statement of Cash Flows for the nine months ended March 31, 2023 and 2022	F-4
	Notes to Unaudited Condensed Financial Statements	F-5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6
Item 4.	Controls and Procedures	6
PART II – OTHER INFORMATION		8
Item 1.	Legal Proceedings	8
Item 1A.	Risk Factors	8
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8
Item 3.	Defaults Upon Senior Securities	8
Item 4.	Mine Safety Disclosures	8
Item 5.	Other Information	8
Item 6.	Exhibits	8
SIGNATURES		9

2

PART I – FINANCIAL STATEMENTS

KAIROUS ACQUISITION CORP. LIMITED

CONDENSED BALANCE SHEETS

	March 31, 2023	June 30, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$123,327	$482,965
Prepaid expenses and other assets	153,689	110,116
Total Current Assets	277,016	593,081

Investments held in the Trust Account	22,414,675	78,894,512
Prepaid expenses – non-current	—	25,363
Total Assets	$22,691,691	$79,512,956

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$218,774	$36,250
Accrued offering costs	15,000	15,000
Extension loans	720,000	—
Working capital note - sponsor	370,000	70,000
Total Current Liabilities	1,323,774	121,250

Deferred underwriting commission	2,730,000	2,730,000
Total Liabilities	4,053,774	2,851,250

COMMITMENTS AND CONTINGENCIES (Note 6)

Ordinary shares subject to possible redemption, $0.0001 par value; 2,089,816 and 7,800,000 outstanding at March 31, 2023 and June 30, 2022, respectively (at redemption value)	22,414,675	78,894,512

Shareholders’ Deficit:
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 2,346,143 shares issued and outstanding at March 31, 2023 and June 30, 2022, (excluding 2,089,816 and 7,800,000 shares subject to possible redemption at March 31, 2023 and June 30, 2022, respectively)	235	235
Additional paid-in capital	—	—
Accumulated deficit	(3,776,993)	(2,233,041)
Total Shareholders’ Deficit	(3,776,758)	(2,232,806)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$22,691,691	$79,512,956

The accompanying notes are an integral part of the unaudited condensed financial statements.

KAIROUS ACQUISITION CORP. LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenues	$—	$—	$—	$—

Expenses
Administration fee - related party	14,969	15,000	44,969	17,419
General and administrative	198,807	55,138	779,006	73,889
Total expenses	213,776	70,138	823,975	91,308

Loss from operations	(213,776)	(70,138)	(823,975)	(91,308)

Other income:
Interest income	4	20	23	20
Income earned on investments held in Trust Account	230,906	7,900	1,112,564	8,132
Total other income	230,910	7,920	1,112,587	8,152

Net income (loss) attributable to ordinary shares	$17,134	$(62,218)	$288,612	$(83,156)

Weighted average shares ordinary shares outstanding, basic and diluted	4,435,959	9,995,250	7,687,013	5,160,246
Basic and diluted net income (loss) per ordinary share	$0.00	$(0.01)	$0.04	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements

KAIROUS ACQUISITION CORP. LIMITED

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Nine Months Ended March 31, 2023

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2022	2,346,143	$235	$—	$(2,233,041)	$(2,232,806)
Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(355,581)	(355,581)
Net income	—	—	—	159,284	159,284
Balance, September 30, 2022	2,346,143	$235	$—	$(2,429,338)	$(2,429,103)
Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(886,077)	(886,077)
Net income	—	—	—	112,194	112,194
Balance, December 31, 2022	2,346,143	$235	$—	$(3,203,221)	$(3,203,986)
Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(590,906)	(590,906)
Net income	—	—	—	17,134	17,134
Balance, March 31, 2023	2,346,143	$235	$—	$(3,776,993)	$(3,776,758)

For the Three and Nine Months Ended March 31, 2022

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2021	2,156,250	$216	$24,784	$(6,305)	$18,695
Net income	—	—	—	(5,724)	(5,724)
Balance, September 30, 2021	2,156,250	$216	$24,784	$(12,029)	$12,971
Allocated fair value of public rights and warrants, net of allocated offering costs	—	—	7,729,883	—	7,729,883
Sale of private placement units, net of allocated offering costs	357,143	36	3,532,227	—	3,532,263
Shares issued to representative	39,000	4	341,226	—	341,230
Initial remeasurement adjustment of ordinary shares to redemption value	—	—	(11,628,120)	(2,027,037)	(13,655,157)
Net income	—	—	—	(15,214)	(15,214)
Balance, December 31, 2021	2,552,393	$256	$—	$(2,054,280)	$(2,054,064)
Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(8,132)	(8,132)
Net income	—	—	—	(62,218)	(62,218)
Balance, March 31, 2022	2,552,393	$256	$—	$(2,124,670)	$(2,124,414)

The accompanying notes are an integral part of these unaudited condensed financial statements

KAIROUS ACQUISITION CORP. LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$288,612	$(83,156)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(1,112,564)	(8,132)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(43,573)	(121,013)
Other assets	25,363	(36,595)
Accounts payable and accrued expenses	182,524	35,701
Net cash used in operating activities	(659,638)	(213,195)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(720,000)	(78,780,000)
Cash withdrawn from Trust Account in connection with redemption	58,312,401	—
Net cash provided by (used in) investing activities	57,592,401	(78,780,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	—	76,440,100
Proceeds from sale of Private Placement Warrants	—	3,571,430
Redemption of ordinary shares	(58,312,401)	—
Proceeds from sponsor for extension loans	720,000	—
Proceeds from sponsor for working capital note	300,000	70,000
Payment of offering costs	—	(553,352)
Net cash (used in) provided by financing activities	(57,292,401)	79,528,178

Net change in cash	(359,638)	534,983
Cash at beginning of period	482,965	—
Cash at end of period	$123,327	$534,983

Supplemental disclosure of non-cash financing activities:
Current period remeasurement adjustment of ordinary shares to redemption value	$1,832,564	$8,132
Deferred underwriters’ commission charged to temporary equity in connection with the Public Offering	$—	$2,730,000
Remeasurement adjustment of ordinary shares to redemption value	$—	$13,655,197

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from March 24, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and negotiation and consummation of an initial Business Combination. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected June 30 as its fiscal year end.

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

On December 14, 2022, the Company issued an unsecured promissory note, in an amount of $360,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until March 16, 2023. On March 10, 2023, the Company issued a second unsecured promissory note, in an amount of $360,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until June 16, 2023. Both unsecured promissory notes were collectively known as Extension Loans. The Extension Loans were amended on May 10, 2023 to provide that the each of the Extension Loans will be converted upon completion of a Business Combination into ordinary shares at a price of $10.10 per share. In the event that a Business Combination does not close by June 16, 2023, as such deadline may be further extended, the Extension Loans shall be deemed to be terminated and no amounts will thereafter be due thereon.

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

Going Concern Considerations, Liquidity and Capital Resources

As of March 31, 2023, the Company had insufficient liquidity to meet its future obligations. As of March 31, 2023, the Company had working capital deficit of $1,046,758 and cash of $123,327. Though the Company made net income for the three and nine months ended March 31, 2023, the income was primarily contributed by income earned on investments held in Trust Account. The Company has a history of losses, an accumulated deficit and has not generated cash from operations to support its ongoing business plan. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of June 30, 2022 filed with the SEC on Form 10-K. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2023 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending June 30, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $123,327 and $482,965 and no cash equivalents as of March 31, 2023 and June 30, 2022, respectively.

Investments held in Trust Account

As of March 31, 2023 and June 30, 2022, the Company had approximately $22.4 million and $78.9 million in investments held in the Trust Account, respectively. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. During the nine months ended March 31, 2023, shareholders elected to redeem 5,710,184 ordinary shares for a total redemption amount of $58,312,401 withdrawn from the Trust Account. Accordingly, as of March 31, 2023 and June 30, 2022, the 2,089,816 and 7,800,000 ordinary shares subject to possible redemption, respectively, in the amount of $22,414,675 and $78,894,512 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively.

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

As of March 31, 2023, the ordinary shares reflected on the condensed balance sheets is reconciled in the following table:

Gross proceeds	$78,000,000
Less:
Transaction costs allocated to ordinary shares	(4,599,397)
Proceeds allocated to Public Rights and Warrants	(8,275,700)
(12,875,197)

Plus:
Remeasurement adjustment of carrying value to redemption value	13,655,197
Current period measurement adjustment of ordinary shares to redemption value	114,512
Ordinary shares subject to possible redemption – June 30, 2022	$78,894,512
Redemption of 5,710,184 ordinary shares	(58,312,401)
Current period measurement adjustment of ordinary shares to redemption value	1,832,564
Ordinary shares subject to possible redemption – March 31, 2023	$22,414,675

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of March 31, 2023 and June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

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

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support during the Combination Period. Upon the earlier of the completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2023 and 2022, the Company recorded $14,969 and $15,000 in management fees, respectively. During the nine months ended March 31, 2023 and 2022, the Company recorded $44,969 and $17,419 in management fees, respectively. In addition, the fees due to the Sponsor under the administrative support agreement, from time to time, the Company will pay the Sponsor for miscellaneous operating expenses. During the nine months ended March 31, 2023, the Company paid the Sponsor $14,777 for operating expenses.

Working Capital Note

On April 23, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Working Capital Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. On May 12, 2021, the amount of the Working Capital Note was further increased to $1,000,000. On December 10, 2021, the Sponsor agreed to provide an extension to the maturity date of the Working Capital Note. The Working Capital Note is non-interest bearing and payable on the earlier of (i) July 30, 2023 or (ii) the consummation of the Initial Business Combination. As of March 31, 2023 and June 30, 2022, there was $370,000 and $70,000 outstanding under the Working Capital Note, respectively. The Working Capital Note was amended on May 10, 2023 to provide that the Working Capital Note shall be payable on the earlier of: (i) July 30, 2023 or (ii) the date on which the Company consummates the initial business combination, by conversion of the Working Capital Note into ordinary shares of the Company concurrently with the closing of a business combination at a price of $10.10 per share.

Advances from Related Party

The Sponsor paid certain administrative expenses and offering costs on behalf of the Company. These advances are due on demand and are non-interest bearing. For the year ended June 30, 2022, the related party paid $213,746 of offering costs and other expenses on behalf of the Company. The advances were repaid in full upon completion of the Initial Public Offering. As of March 31, 2023 and June 30, 2022, there was no balance due to the related party.

Extension Loans

In order to finance transaction costs in connection with extending time to complete a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Extension Loans”). Such Extension Loans would be evidenced by promissory notes. The notes will be converted upon completion of a Business Combination into ordinary shares at a price of $10.10 per share. On December 14, 2022, the Company issued a non-interest bearing unsecured promissory note, in an amount of $360,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until March 16, 2023. On March 10, 2023, the Company issued a second non-interest bearing unsecured promissory note, in an amount of $360,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to further extend the amount of time it has available to complete a business combination until June 16, 2023. As of March 31, 2023 and June 30, 2022, there were $720,000 and $0 outstanding under the Extension Loans.

The Extension Loans was amended on May 10, 2023 to provide that the Extension Loans will be converted upon completion of a Business Combination into ordinary shares at a price of $10.10 per share. In the event that a Business Combination does not close by June 16, 2023, or up to December 16, 2023 (24 months after the consummation of the IPO, if the time period is further extended, as described herein), the Extension Loans shall be deemed to be terminated and no amounts will thereafter be due thereon.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the founder shares, Private Placement Units, shares being issued to the underwriters of the Initial Public Offering, and units that may be issued on conversion of Working Capital Note (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 7 — SHAREHOLDERS’ EQUITY

Ordinary Shares — The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of March 31, 2023 and June 30, 2022, there were 2,346,143 ordinary shares issued and outstanding in shareholders’ equity. As of March 31, 2023 and June 30, 2022, there were an additional 2,089,816 and 7,800,000 ordinary shares included in temporary equity on the condensed balance sheets, respectively. During the nine months ended March 31, 2023, shareholders elected to redeem 5,710,184 ordinary shares for a total redemption amount of $58,312,401 withdrawn from the Trust Account.

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

NOTE 8 — SUBSEQUENT EVENTS

On May 10, 2023, both the Working Capital Note and the Extension Loans were amended. See Note 5 – Related Parties for details.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through May 15, 2023, the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

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

On December 14, 2022, we issued an unsecured promissory note, in an amount of $360,000 (the “Extension Note No.1”) to Kairous Asia Limited, the Company’s initial public offering sponsor (“Sponsor”) in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until March 16, 2023. On March 10, 2023, we issued an unsecured promissory note, in an amount of $360,000 to the Sponsor (the “Extension Note No.2”, together with Extension Note No.1, the “Extension Notes”) in exchange for Sponsor depositing such amount into the Company’s trust account in order to further extend the amount of time it has available to complete a business combination until June 16, 2023. The March Note may be converted, at the lender’s discretion, into additional ordinary shares. The Extension Notes were amended on May 10, 2023 to provide that the each of the Extension Notes will be converted upon completion of a Business Combination into the Company’s ordinary shares at a price of $10.10 per share. In the event that a Business Combination does not close by June 16, 2023, as such deadline may be further extended, the Extension Notes shall be deemed to be terminated and no amounts will thereafter be due thereon.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from March 24, 2021 (inception) through March 31, 2023 have been organizational activities and those necessary to prepare for the Initial Public Offering and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of $17,134, which resulted from interest income on the operating account and the investments held in a trust account (the “Trust Account”) in the amount of $230,910, offset by operating costs of $213,776.

For the three months ended March 31, 2022, we had a net loss of $62,218, which resulted from operating costs of $70,138 partially offset by interest income on the operating account and investments held in Trust Account in the amount of $7,920.

For the nine months ended March 31, 2023, we had net income of $288,612, which resulted from interest income on the operating account and the investments held in Trust Account in the amount of $1,112,587, offset by operating costs of $823,975.

For the nine months ended March 31, 2022, we had a net loss of $83,156, which resulted from operating costs of $91,308 partially offset by interest income on the operating account and investments held in Trust Account in the amount of $8,152.

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

For the nine months ended March 31, 2023, net cash used in operating activities was $659,638, which was due to net income of $288,612 and interest income on investments held in the Trust Account of $1,112,564, partially offset by changes in operating assets and liabilities of $164,314.

As of March 31, 2023, we had cash of $123,327 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

As of March 31, 2023, the Company had insufficient liquidity to meet its future obligations. As of March 31, 2023, the Company had working capital deficit of $1,046,758 and cash of $123,327. Though the Company made net income for the three and nine months ended March 31, 2023, the income was primarily contributed by income earned on investments held in Trust Account. The Company has a history of losses, an accumulated deficit and has not generated cash from operations to support its ongoing business plan. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

Contractual Obligations

Registration Rights

The holders of the founder shares, Private Placement Units, shares being issued to the underwriters of the Initial Public Offering, and ordinary shares that may be issued on conversion of working capital loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of March 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2023, we were not subject to any market or interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of such date.

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

On December 14, 2022, we issued an unsecured promissory note, in an amount of $360,000 to Kairous Asia Limited, the Company’s initial public offering sponsor (“Sponsor”) in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until March 16, 2023. On March 10, 2023, we issued an unsecured promissory note, in an amount of $360,000 to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to further extend the amount of time it has available to complete a business combination until June 16, 2023. The promissory note may be converted, at the lender’s discretion, into additional ordinary shares.

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

Date: May 15, 2023

Kairous Acquisition Corp. Limited

By:	/s/ Joseph Lee Moh Hon
Joseph Lee Moh Hon
Chief Executive Officer

9