Form 10-K
period 2023-06-30
Kairous Acquisition Corp. Ltd
filed 2023-09-28
CIK 1865468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of the Registrant’s ordinary shares as of September 28 was 4,435,959.

DOCUMENTS INCORPORATED BY REFERENCE

None.

KAIROUS ACQUISITION CORP. LIMITED

Annual Report on Form 10-K for the Year Ended June 30, 2023

i

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

On December 9, 2022, we entered into that certain Agreement and Plan of Merger with, among others, Wellous Group Limited, a Cayman Islands exempted company (“Wellous”), which provides for a business combination between us and Wellous. Wellous is a fast-growing Asia-based international nutrition company that develops, manufactures, markets and sells health and wellness products. Subsequently on June 22, 2023, we and Wellous entered into a termination agreement which provides for the mutual termination of the Agreement and Plan of Merger.

As approved by our shareholders at the annual meeting of Shareholders held on December 2, 2022, on December 7, 2022, we entered into an amendment to the investment management trust agreement, dated December 13, 2021, with Continental Stock Transfer & Trust Company and adopted a second amended and restated memorandum and articles of association, giving us the right to extend the time to complete a business combination eight (8) times for a total of up to 24 months after the consummation of the IPO, as follows: (i) two (2) times for an additional three (3) months each time from December 16, 2022 to June 16, 2023 by depositing $360,000 to the Trust Account for each three-month extension, followed by (ii) six (6) times for an additional one (1) month each time from June 16, 2023 to December 16, 2023 by depositing $120,000 to the Trust Account for each one-month extension.

On December 14, 2022 and March 10, 2023, we issued two unsecured promissory notes to the Sponsor, each in the amount of $360,000, which amounts were deposited into the Trust Account to extend the available time to complete a business combination for an additional six months in total, from December 16, 2022 to March 16, 2023, then further to June 16, 2023. Subsequently on June 9, 2023, June 30, 2023, August 10, 2023 and September 11, 2023, we further entered into four unsecured promissory note arrangements with the Sponsor, each in the amount of $120,000, which amounts were deposited into the Trust Account to extend the available time to complete a business combination for an additional three months in total, from June 16, 2023 to July 16, 2023, then to August 16, 2023 and to September 16, 2023, and further to October 16, 2023 (all the promissory notes abovementioned, collectively, the “Extension Notes”). The Sponsor deposited such amount into the Company’s trust account on June 9, 2023, June 30, 2023, August 10, 2023 and September 11, 2023, respectively.

As of the date of this report, we are still actively identifying and evaluating suitable acquisition transaction candidates.

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

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait until October 16, 2023 (or up to 24 months if we have extended the period of time) in order to be able to receive a pro rata share of the trust account.

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

Ability to Extend Time to Complete Business Combination

As stated in our prospectus in connection with our initial public offering, originally, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, but are not obligated to, extend the period of time to consummate a business combination three times by an additional three months each time (for a total of up to 21 months to complete a business combination). Originally, pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three month extension $780,000, on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. Any notes issued pursuant to these loans would be in addition to any notes issued pursuant to working capital loans made to us.

As approved by our shareholders at the annual meeting of Shareholders held on December 2, 2022, on December 7, 2022, we entered into an amendment to the investment management trust agreement, dated December 13, 2021, with Continental Stock Transfer & Trust Company and adopted a second amended and restated memorandum and articles of association, giving us the right to extend the time to complete a business combination eight (8) times for a total of up to 24 months after the consummation of the IPO, as follows: (i) two (2) times for an additional three (3) months each time from December 16, 2022 to June 16, 2023 by depositing $360,000 to the Trust Account for each three-month extension, followed by (ii) six (6) times for an additional one (1) month each time from June 16, 2023 to December 16, 2023 by depositing $120,000 to the Trust Account for each one-month extension.

On December 14, 2022 and March 10, 2023, we issued two unsecured promissory notes to the Sponsor, each in the amount of $360,000, which amounts were deposited into the Trust Account to extend the available time to complete a business combination for an additional six months in total, from December 16, 2022 to March 16, 2023, then further to June 16, 2023. Subsequently on June 9, 2023, June 30, 2023, August 10, 2023 and September 11, 2023, we further entered into four unsecured promissory note arrangements with the Sponsor, each in the amount of $120,000, which amounts were deposited into the Trust Account to extend the available time to complete a business combination for an additional three months in total, from June 16, 2023 to July 16, 2023, then to August 16, 2023 and to September 16, 2023, and further to October 16, 2023 (all the promissory notes abovementioned, collectively, the “Extension Notes”). The Sponsor deposited such amount into the Company’s trust account on June 9, 2023, June 30, 2023, August 10, 2023 and September 11, 2023, respectively.

On May 10, 2023, we entered in to an amendment to Extension Notes with the Sponsor in respect of each of the Extension Notes so as to amend certain terms of the Extension Notes, whereby the Sponsor and us agreed that each of the Extension Notes shall be converted into ordinary shares of the Company prior to or concurrently with the closing of a business combination at a price of $10.10 per share. In the event that a business combination does not close on or prior to September 16, 2023, as such deadline may be further extended, each of the Extension Notes shall be deemed to be terminated and no amounts will thereafter be due from the Company to the Sponsor under the terms thereof.

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

Redemption of Public Shares and Liquidation if No Business Combination

If we do not complete a business combination by October 16, 2023 (or up to 24 months after the consummation of the IPO, if we extend the time to complete a business combination as described in this Form 10-K) from the consummation of the IPO, our amended and restated memorandum and articles of association provides that we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $50,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. However, if we anticipate that we may not be able to consummate our initial business combination by October 16, 2023, we may, but are not obligated to, further extend the period of time to consummate a business combination two times by an additional one month each time (for a total of up to 24 months to complete a business combination).

Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, as amended, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each one-month extension $120,000, on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into ordinary shares of the Company at a price of $10.10 per share. Our shareholders will have approved the issuance of the securities upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay our taxes, then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution, the public rights will expire and will be worthless.

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

Holders of Record

As of September 28, 2023, there were 4,075,883 of our ordinary shares issued and outstanding held by nine shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

On June 9, 2023, June 30, 2023, August 10, 2023 and September 11, 2023, the Company entered into four unsecured promissory note arrangements with the Sponsor, each in an amount of $120,000, in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until July 16, 2023, August 16, 2023, September 16, 2023 and October 16, 2023, respectively. The Sponsor deposited such amount into the Company’s trust account on June 9, 2023, June 30, 2023, August 10, 2023 and September 11, 2023, respectively.

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

On June 22, 2023, the Company and the Target entered into a termination agreement (the “Termination Agreement”), which provides for the termination of the Merger Agreement, by and among the Company, the Target, KAC Merger Sub 1, KAC Merger Sub 2, and certain shareholders and principal owners of the Target.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from March 24, 2021 (inception) through June 30, 2023 have been organizational activities and those necessary to prepare for the Initial Public Offering and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended June 30, 2023, we had net income of $451,465, which resulted from interest income on the operating account and the investments held in a trust account (the “Trust Account”) in the amount of $1,380,128, offset by operating costs of $928,686.

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

For the year ended June 30, 2023, net cash used in operating activities was $778,606, which was due to net income of $451,465 and interest income on investments held in the Trust Account of $1,380,128, partially offset by changes in operating assets and liabilities of $150,057.

As of June 30, 2023, we had cash of $39,359 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

As of June 30, 2023, the Company had insufficient liquidity to meet its future obligations. As of June 30, 2023, the Company had working capital deficit of $1,271,469 and cash of $39,359. Though the Company made net income for the year ended June 30, 2023, the income was primarily contributed by income earned on investments held in Trust Account. The Company has a history of losses, an accumulated deficit and has not generated cash from operations to support its ongoing business plan. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standard Update (“ASU”) No. 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that its history of losses and insufficient liquidity raise substantial doubt about the ability to continue as a going concern. In addition to if the Company does not close the Business Combination by October 16, 2023, or up to December 16, 2023 (24 months after the consummation of the IPO, if the time period is further extended, as described herein), the Company is required to cease all operations, redeem the public shares and thereafter liquidate and dissolve. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023.

Contractual Obligations

Registration Rights

The holders of the founder shares, Private Placement Units, shares being issued to the underwriters of the Initial Public Offering, and ordinary shares that may be issued on conversion of Extension Loan and working capital loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

On December 8, 2022, the Company and the underwriters in the IPO, entered into an amendment of the underwriting agreement (the “UWA Amendment”). The UWA Amendment provides that the $2,730,000 deferred underwriting fee from the IPO (the “Deferred Underwriting Fee”) shall be paid as follows: (a) to the extent that the balance in the Company’s trust account (the “Trust Account”) as of the Closing Date exceeds $2,000,000, such excess shall be applied to the payment of the Deferred Underwriting Fee in cash up to $2,730,000, and (b) any amounts not so paid pursuant to the preceding clause (a) shall be converted into Purchaser ordinary shares at a conversion rate of $10.00 per share.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of June 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the year ended June 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in deposited in the trust account, was invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were effective  .

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that internal controls over financial reporting as of June 30, 2023 were effective.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of September 7, 2023.

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

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held four meetings during the fiscal year ended June 30, 2023.

The members of the Audit Committee are Mr. Ng Kim Kiat, Dato’ Seri Chee Hong Leong and Mr. Ang Siak Keng, each of whom is an independent director under NASDAQ’s listing standards. Ng Kim Kiat is the Chairperson of the audit committee. The Board has determined that Ng Kim Kiat qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

We have established a nominating committee of the board of directors, which consists of Mr. Ang Siak Keng, Dato’ Seri Chee Hong Leong and Mr. Ng Kim Kiat, each of whom is an independent director under Nasdaq’s listing standards. Mr. Ang Siak Keng is the Chairperson of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee will consider persons identified by its members, management, shareholders, investment bankers and others. The Compensation Committee held one meeting during the fiscal year ended June 30, 2023.

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

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements entered into in connection with such initial business combination. The Compensation Committee held one meeting during the fiscal year ended June 30, 2023.

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

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants or conversion of rights, as the warrants are not exercisable within 60 days of June 30, 2023 and the rights are not convertible within 60 days of June 30, 2023.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Ordinary Shares	Approximate Percentage of Outstanding Ordinary Shares
Kairous Asia Limited	2,143,143	48.31%
Joseph Lee Moh Hon	50,000	1.13
Philip Wong Cheung Wang	45,000	1.01
Steve Hsia Hsien-Chieng	40,000	*
Ng Kim Kiat	13,000	*
Dato’ Seri Chee Hong Leong	8,000	*
Ang Siak Keng	8,000	*
All directors and executive officers as a group (6 individuals)		52.01%
Owl Creek Asset Managmeent, L.P.(2)	475,000	10.71%
Feis Equities LLC (3)	456,970	10.30%
Shaolin Capital Management LLC(4)	200,000	4.51%
Polar Asset Management Partners Inc.(5)	412,400	9.30%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Kairous Acquisition Corp. Limited, Unit 9-3, Oval Tower @ Damansara, No. 685, Jalan Damansara, 60000 Taman Tun Dr. Ismail, Kuala Lumpur, Malaysia.

(2)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 640 Fifth Avenue, 20th Floor, New York, NY 10019. Owl Creek Asset Management, L.P., is a Delaware limited partnership and the investment manager of Owl Creek Credit Opportunities Master Fund, Ltd. and a sub-advisor to a certain sub-account (collectively, the “Owl Creek Fund and Account”), with respect to the ordinary shares owned by the Owl Creek Fund and Account. Jeffrey A. Altman is managing member of the general partner of Owl Creek Asset Management, L.P., with respect to the Ordinary Shares owned by the Owl Creek Fund and Account.

(3)	Based on a Schedule 13G filed by the reporting person. The address for the reporting persons is 20 North Wacker Drive, Suite 2115, Chicago, Illinois 60606.

(4)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 230 NW 24th Street, Suite 603, Miami, FL 33127. Shaolin Capital Management LLC, a company incorporated under the laws of State of Delaware, which serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd. a Cayman Islands exempted company, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, DS Liquid DIV RVA SCM LLC and Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC being managed accounts advised by the Shaolin Capital Management LLC.

(5)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6. Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the ordinary shares directly held by PMSMF.

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

On May 12, 2021, the amount of Working Capital Note was further increased to $1,000,000. On December 10, 2021, the Sponsor has agreed to provide an extension to the maturity date of the Working Capital Note to the term as described below.

On May 10, 2023, the Company and the Sponsor entered in to an amendment to the Working Capital Note so as to amend certain terms of the Working Capital Note, whereby the Sponsor and the Company agreed that the Working Capital Note shall be payable on the earlier of: (i) July 30, 2023 or (ii) the date on which the Company consummates the initial business combination, by conversion of the Working Capital Note into ordinary shares of the Company concurrently with the closing of a business combination at a price of $10.10 per share. As of June 30, 2023, there was $420,000 outstanding under the Working Capital Note.

On December 14, 2022 and March 10, 2023, we issued two unsecured promissory notes to the Sponsor, each in the amount of $360,000, which amounts were deposited into the Trust Account to extend the available time to complete a business combination for an additional six months in total, from December 16, 2022 to March 16, 2023, then further to June 16, 2023. Subsequently on June 9, 2023, June 30, 2023, August 10, 2023 and September 11, 2023, we entered into four unsecured promissory note arrangements to the Sponsor, each in the amount of $120,000, which amounts were deposited into the Trust Account to extend the available time to complete a business combination for an additional three months in total, from June 16, 2023 to July 16, 2023, then to August 16, 2023 and September 16, 2023, and further to October 16, 2023 (all the promissory notes abovementioned, collectively, the “Extension Notes”). The Sponsor deposited such amount into the Company’s trust account on June 9, 2023, June 30, 2023, August 10, 2023 and September 11, 2023, respectively.

On May 10, 2023, we entered in to an amendment to Extension Notes with the Sponsor in respect of each of the Extension Notes so as to amend certain terms of the Extension Notes, whereby the Sponsor and us agreed that each of the Extension Notes shall be converted into ordinary shares of the Company prior to or concurrently with the closing of a business combination at a price of $10.10 per share. In the event that a business combination does not close on or prior to September 16, 2023, as such deadline may be further extended, each of the Extension Notes shall be deemed to be terminated and no amounts will thereafter be due from the Company to the Sponsor under the terms thereof.

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

The Sponsor has paid the expenses incurred by the Company an aggregate of $213,746 on a non-interest bearing basis as of June 30, 2023. As of June 30, 2023 and 2022, the Company owed a balance of $1,260,000 and $70,000, respectively, to our Sponsor.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by the chosen registered public accounting firm in connection with regulatory filings. The aggregate fees billed by Marcum Asia for professional services rendered for the audit of our 2023 and 2022 annual financial statements, review of the financial information included in our Forms 10-Q and other required filings with the SEC for the year ended June 30, 2023 totaled [$141,203]. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum Asia for consultations concerning financial accounting and reporting standards during the year ended June 30, 2023 and June 30, 2022.

Tax Fees. We did not pay Marcum Asia for tax planning and tax advice for the year ended June 30, 2023 and the period from March 24, 2021 (inception) through June 30, 2021.

All Other Fees. We did not pay Marcum Asia for other services for the year ended June 30, 2023 and the period from March 24, 2021 (inception) through June 30, 2021.

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

Kairous Acquisition Corp. Limited

Dated: September 28, 2023	By:	/s/ Joseph Lee Moh Hon
	Name:	Joseph Lee Moh Hon
	Title:	Chief Executive Officer

Kairous Acquisition Corp. Limited

Dated: September 28, 2023	By:	/s/ Philip Wong Cheung Wang
	Name:	Philip Wong Cheung Wang
	Title:	Chief Financial Officer

KAIROUS ACQUISITION CORP. LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Kairous Acquisition Corp. Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kairous Acquisition Corp. Limited (the “Company”) as of June 30, 2023 and 2022, the related statements of operations, shareholders’ deficit and cash flows for each of the two years in the period ended June 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, and needs to raise additional funds to meet its obligations and sustain its operations. The Company has until December 16, 2023 to consummate the business combination. If a business combination is not consummated by then, there will be a liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Marcum Asia CPAs llp

Marcum Asia CPAs LLP

We have served as the Company’s auditor since 2021

New York, NY
September 28, 2023

PCAOB ID: 5395

NEW YORK OFFICE ● 7 Penn Plaza ● Suite 830 ● New York, New York ● 10001

Phone 646.442.4845 ● Fax 646.349.5200 ● www.marcumasia.com

KAIROUS ACQUISITION CORP. LIMITED

BALANCE SHEETS

	June 30, 2023	June 30, 2022

ASSETS
Current Assets:
Cash	$39,359	$482,965
Prepaid expenses and other assets	72,810	110,116
Total Current Assets	112,169	593,081

Investments held in the Trust Account	22,802,239	78,894,512
Prepaid expenses – non-current	—	25,363
Total Assets	$22,914,408	$79,512,956

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$123,638	$36,250
Accrued offering costs	—	15,000
Extension loans	840,000	—
Working capital note - sponsor	420,000	70,000
Total Current Liabilities	1,383,638	121,250

Deferred underwriting commission	2,730,000	2,730,000
Total Liabilities	4,113,638	2,851,250

COMMITMENTS AND CONTINGENCIES (Note 6)

Ordinary shares subject to possible redemption, $0.0001 par value; 2,089,816 and 7,800,000 outstanding at June 30, 2023 and 2022, respectively (at redemption value)	22,802,239	78,894,512

Shareholders’ Deficit:
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 2,346,143 shares issued and outstanding at June 30, 2023 and 2022 (excluding 2,089,816 and 7,800,000 shares subject to possible redemption at June 30, 2023 and 2022, respectively)	235	235
Accumulated deficit	(4,001,704)	(2,233,041)
Total Shareholders’ Deficit	(4,001,469)	(2,232,806)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$22,914,408	$79,512,956

The accompanying notes are an integral part of the financial statements.

KAIROUS ACQUISITION CORP. LIMITED

STATEMENTS OF OPERATIONS

	For the Year Ended June 30,
	2023	2022
Revenues	$—	$—

Expenses
Administration fee - related party	60,000	32,833
General and administrative	868,686	166,881
Total expenses	928,686	199,714

Loss from operations	(928,686)	(199,714)

Other income:
Interest income	23	34
Income earned on investments held in Trust Account	1,380,128	114,512
Total other income	1,380,151	114,546

Net income (loss) attributable to ordinary shares	$451,465	$(85,168)

Weighted average shares ordinary shares outstanding, basic and diluted	6,876,476	6,477,792
Basic and diluted net income (loss) per ordinary share	$0.07	$(0.01)

The accompanying notes are an integral part of these financial statements

KAIROUS ACQUISITION CORP. LIMITED

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 30, 2021	2,156,250	$216	$24,784	$(6,305)	$18,695
Allocated fair value of public rights and warrants, net of allocated offering costs	—	—	7,729,883	—	7,729,883
Sale of private placement units, net of allocated offering costs	357,143	36	3,532,227	—	3,532,263
Shares issued to representative	39,000	4	341,226	—	341,230
Forfeiture of founder shares	(206,250)	(21)	21	—	—
Initial remeasurement adjustment of ordinary shares to redemption value	—	—	(11,628,141)	(2,027,056)	(13,655,197)
Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(114,512)	(114,512)
Net loss	—	—	—	(85,168)	(85,168)
Balance, June 30, 2022	2,346,143	$235	$—	$(2,233,041)	$(2,232,806)
Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(2,220,128)	(2,220,128)
Net income	—	—	—	451,465	451,465
Balance, June 30, 2023	2,346,143	$235	$—	$(4,001,704)	$(4,001,469)

The accompanying notes are an integral part of these financial statements

KAIROUS ACQUISITION CORP. LIMITED

STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$451,465	$(85,168)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(1,380,128)	(114,512)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	37,306	(105,121)
Other assets	25,363	(25,363)
Accounts payable and accrued expenses	87,388	64,951
Net cash used in operating activities	(778,606)	(265,213)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(840,000)	(78,780,000)
Cash withdrawn from Trust Account in connection with redemption	58,312,401	—
Net cash provided by (used in) investing activities	57,472,401	(78,780,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	—	76,440,100
Proceeds from sale of Private Placement Warrants	—	3,571,430
Redemption of ordinary shares	(58,312,401)	—
Proceeds from sponsor for extension loans	840,000	—
Proceeds from sponsor for working capital note	350,000	70,000
Payment of offering costs	(15,000)	(553,352)
Net cash (used in) provided by financing activities	(57,137,401)	79,528,178

Net change in cash	(443,606)	482,965
Cash at beginning of period	482,965	—
Cash at end of period	$39,359	$482,965

Supplemental disclosure of non-cash financing activities:
Current period remeasurement adjustment of ordinary shares to redemption value	$2,220,128	$114,512
Deferred underwriters’ commission charged to temporary equity in connection with the Public Offering	$—	$2,730,000
Remeasurement adjustment of ordinary shares to redemption value	$—	$13,655,197

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from March 24, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and negotiation and consummation of an initial Business Combination. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected June 30 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on December 13, 2021. On December 16, 2021, the Company consummated the Initial Public Offering of 7,500,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $75,000,000, which is described in Note 3. The Company granted the underwriter a 45-day option from the date of Initial Public Offering to purchase up to 1,125,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On December 16, 2021, the underwriters partially exercised the over-allotment option by purchasing 300,000 additional units, generating $3,000,000. The underwriter has further indicated that they will not exercise the remaining over-allotment option, hence the remaining 825,000 units were forfeited.

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

If the Company has not completed a Business Combination within 12 months (or up to 24 months, if we extend the time to complete a business combination) from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On December 14, 2022, the Company issued an unsecured promissory note, in an amount of $360,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until March 16, 2023. On March 10, 2023, the Company issued a second unsecured promissory note, in an amount of $360,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until June 16, 2023. On June 9, 2023, June 30, 2023, August 10, 2023 and September 11, 2023, the Company entered into four unsecured promissory note arrangements with the Sponsor, each in an amount of $120,000, in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until July 16, 2023, August 16, 2023, September 16, 2023 and October 16, 2023, respectively. The Sponsor deposited such amount into the Company’s trust account on June 9, 2023, June 30, 2023, August 10, 2023 and September 11, 2023, respectively. These unsecured promissory notes were collectively known as Extension Loans.

The Extension Loans was amended on May 10, 2023 to provide that the Extension Loans will be converted upon completion of a Business Combination into ordinary shares at a price of $10.10 per share. In the event that a Business Combination does not close by June 16, 2023, or up to December 16, 2023 (24 months after the consummation of the IPO, if the time period is further extended, as described herein) and no amounts will thereafter be due thereon.

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

Going Concern Considerations, Liquidity and Capital Resources

As of June 30, 2023, the Company had insufficient liquidity to meet its future obligations. As of June 30, 2023, the Company had working capital deficit of $1,271,469 and cash of $39,359. Though the Company made net income for the year ended June 30, 2023, the income was primarily contributed by income earned on investments held in Trust Account. The Company has a history of losses, an accumulated deficit and has not generated cash from operations to support its ongoing business plan. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standard Update (“ASU”) No. 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that its history of losses and insufficient liquidity raise substantial doubt about the ability to continue as a going concern. In addition to if the Company does not close the Business Combination by October 16, 2023, or up to December 16, 2023 (24 months after the consummation of the IPO, if the time period is further extended, as described herein), the Company is required to cease all operations, redeem the public shares and thereafter liquidate and dissolve. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $39,359 and $482,965 and no cash equivalents as of June 30, 2023 and 2022, respectively.

Investments held in Trust Account

As of June 30, 2023 and 2022, the Company had approximately $22.8 million and $78.9 million in investments held in the Trust Account, respectively. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

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

Convertible notes

As of June 30, 2023, the convertible notes were comprised of $420,000 and $840,000 outstanding under the Working Capital Note and Extension Loans (Note 5), respectively.

The Working Capital Note shall be payable on the earlier of: (i) December 16, 2023 or (ii) the date on which the Company consummates the initial business combination, by conversion of the Working Capital Note into ordinary shares of the Company concurrently with the closing of a business combination at a price of $10.10 per share.

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

The Company accounts for its convertible notes as debt (liability) on the balance sheet based on an assessment of the embedded conversion feature (see Note 5 — Related Parties) and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). The assessment considers the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. During the year ended June 30, 2023, shareholders elected to redeem 5,710,184 ordinary shares for a total redemption amount of $58,312,401 withdrawn from the Trust Account. Accordingly, as of June 30, 2023 and 2022, the 2,089,816 and 7,800,000 ordinary shares subject to possible redemption, respectively, in the amount of $22,802,239 and $78,894,512 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

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

As of June 30, 2023, the ordinary shares reflected on the balance sheets is reconciled in the following table:

Gross proceeds	$78,000,000
Less:
Transaction costs allocated to ordinary shares	(4,599,397)
Proceeds allocated to Public Rights and Warrants	(8,275,700)
(12,875,197)

Plus:
Remeasurement adjustment of carrying value to redemption value	13,655,197
Current period measurement adjustment of ordinary shares to redemption value	114,512
Ordinary shares subject to possible redemption – June 30, 2022	$78,894,512
Redemption of 5,710,184 ordinary shares	(58,312,401)
Current period measurement adjustment of ordinary shares to redemption value	2,220,128
Ordinary shares subject to possible redemption – June 30, 2023	$22,802,239

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the other tax jurisdictions. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of June 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

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

The Company’s portfolio of investments held in the Trust Account is comprised of cash held in trust account. The fair value for trading securities is determined using quoted market prices in active markets. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and indicates the fair value of held to maturity securities as follows.

	Level	June 30, 2023
Description
Assets:
Investments held in trust account	1	$22,802,239

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

Share-based compensation expenses are included in general and administrative expenses in the statements of operations. Share-based payments issued to placement agents are classified as a direct cost of a share offering and are recorded as a reduction in additional paid in capital.

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

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support during the Combination Period. Upon the earlier of the completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the years ended June 30, 2023 and 2022, the Company recorded $60,000 and $32,833 in management fees, respectively. During the year ended June 30, 2023, the Company paid the Sponsor $30,000 for management fees. As of June 30, 2023, the Company had management fees payable of $2,833 due to the Sponsor.

In addition, the fees due to the Sponsor under the administrative support agreement, from time to time, the Company will pay the Sponsor for miscellaneous operating expenses. During the year ended June 30, 2023, the Company paid the Sponsor $14,777 for operating expenses. The Company had outstanding operating fees payable of $585 due to the Sponsor as of June 30, 2023.

Working Capital Note

On April 23, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Working Capital Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. On May 12, 2021, the amount of the Working Capital Note was further increased to $1,000,000. On December 10, 2021, the Sponsor agreed to provide an extension to the maturity date of the Working Capital Note. The Working Capital Note is non-interest bearing and payable on the earlier of (i) July 30, 2023 or (ii) the consummation of the Initial Business Combination. As of June 30, 2023 and 2022, there was $420,000 and $70,000 outstanding under the Working Capital Note, respectively. The Working Capital Note was amended on May 10, 2023 to provide that the Working Capital Note shall be payable on the earlier of: (i) July 30, 2023 or (ii) the date on which the Company consummates the initial business combination, by conversion of the Working Capital Note into ordinary shares of the Company concurrently with the closing of a business combination at a price of $10.10 per share. The Working Capital Note was amended on September 18, 2023 to provide that the Working Capital Note shall be payable on the earlier of: (i) December 16, 2023 or (ii) the date on which the Company consummates the initial business combination, by conversion of the Working Capital Note into ordinary shares of the Company concurrently with the closing of a business combination at a price of $10.10 per share.

Advances from Related Party

The Sponsor paid certain administrative expenses and offering costs on behalf of the Company. These advances are due on demand and are non-interest bearing. For the year ended June 30, 2022, the related party paid $213,746 of offering costs and other expenses on behalf of the Company. The advances were repaid in full upon completion of the Initial Public Offering. As of June 30, 2023 and 2022, there was no balance due to the related party.

Extension Loans

In order to finance transaction costs in connection with extending time to complete a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Extension Loans”). Such Extension Loans would be evidenced by promissory notes. The notes will be converted upon completion of a Business Combination into ordinary shares at a price of $10.10 per share. On December 14, 2022, the Company issued a non-interest bearing unsecured promissory note, in an amount of $360,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until March 16, 2023. On March 10, 2023, the Company issued a second non-interest bearing unsecured promissory note, in an amount of $360,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to further extend the amount of time it has available to complete a business combination until June 16, 2023. On June 9, 2023, June 30, 2023, August 10, 2023 and September 11, 2023, the Company entered into four unsecured promissory note arrangements with the Sponsor, each in an amount of $120,000, in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until July 16, 2023, August 16, 2023, September 16, 2023 and October 16, 2023, respectively. The Sponsor deposited such amount into the Company’s trust account on June 9, 2023, June 30, 2023, August 10, 2023, and September 11, 2023, respectively. As of June 30, 2023 and 2022, there were $840,000 and $0 outstanding under the Extension Loans.

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

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the founder shares, Private Placement Units, shares being issued to the underwriters of the Initial Public Offering, and units that may be issued on conversion of Extension Loans and Working Capital Note (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

On December 8, 2022, the Company and the underwriters in the IPO, entered into an amendment of the underwriting agreement (the “UWA Amendment”). The UWA Amendment provides that the $2,730,000 deferred underwriting fee from the IPO (the “Deferred Underwriting Fee”) shall be paid as follows: (a) to the extent that the balance in the Company’s trust account (the “Trust Account”) as of the Closing Date exceeds $2,000,000, such excess shall be applied to the payment of the Deferred Underwriting Fee in cash up to $2,730,000, and (b) any amounts not so paid pursuant to the preceding clause (a) shall be converted into Purchaser ordinary shares at a conversion rate of $10.00 per share.

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

On June 22, 2023, the Company and the Target entered into a termination agreement (the “Termination Agreement”), which provides for the termination of the Merger Agreement, by and among the Company, the Target, KAC Merger Sub 1, KAC Merger Sub 2, and certain shareholders and principal owners of the Target.

NOTE 7 — SHAREHOLDERS’ EQUITY

Ordinary Shares — The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of June 30, 2023 and 2022, there were 2,346,143 ordinary shares issued and outstanding in shareholders’ equity. As of June 30, 2023 and 2022, there were an additional 2,089,816 and 7,800,000 ordinary shares included in temporary equity on the balance sheets, respectively. During the year ended June 30, 2023, shareholders elected to redeem 5,710,184 ordinary shares for a total redemption amount of $58,312,401 withdrawn from the Trust Account.

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

NOTE 8 — SUBSEQUENT EVENTS

On June 30, 2023, August 10, 2023 and September 11, 2023, the Company entered into three unsecured promissory note arrangements with the Sponsor, each in an amount of $120,000, in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until August 16, 2023, September 16 and October 16, 2023, respectively. The Sponsor deposited such amount into the Company’s trust account on July 3, 2023, August 11, 2023 and September 12, 2023, respectively.

The Working Capital Note was amended on September 18, 2023 to provide that the Working Capital Note shall be payable on the earlier of: (i) December 16, 2023 or (ii) the date on which the Company consummates the initial business combination, by conversion of the Working Capital Note into ordinary shares of the Company concurrently with the closing of a business combination at a price of $10.10 per share.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through September 28, 2023, the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

