Form 10-Q
period 2023-09-30
Kairous Acquisition Corp. Ltd
filed 2023-11-17
CIK 1865468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

As of November 17, 2023, 4,435,959 ordinary shares, par value $0.0001 per share, were issued and outstanding.

Kairous Acquisition Corp. Limited

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2023

2

PART I – FINANCIAL STATEMENTS

KAIROUS ACQUISITION CORP. LIMITED

CONDENSED BALANCE SHEETS

	September 30, 2023	June 30, 2023
	(unaudited)
ASSETS
Current Assets:
Cash	$3,150	$39,359
Prepaid expenses and other assets	41,913	72,810
Total Current Assets	45,063	112,169

Investments held in the Trust Account	23,461,907	22,802,239
Total Assets	$23,506,970	$22,914,408

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$252,015	$123,638
Accrued offering costs	—	—
Extension loans	1,200,000	840,000
Working capital note - sponsor	582,000	420,000
Total Current Liabilities	2,034,015	1,383,638

Deferred underwriting commission	2,730,000	2,730,000
Total Liabilities	4,764,015	4,113,638

COMMITMENTS AND CONTINGENCIES (Note 6)

Ordinary shares subject to possible redemption, $0.0001 par value; 2,089,816 shares outstanding at September 30, 2023 and June 30, 2023, respectively (at redemption value)	23,461,907	22,802,239

Shareholders’ Deficit:
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 2,346,143 shares issued and outstanding at September 30, 2023 and June 30, 2023 (excluding 2,089,816 shares subject to possible redemption at September 30, 2023 and June 30, 2023, respectively)	235	235
Accumulated deficit	(4,719,187)	(4,001,704)
Total Shareholders’ Deficit	(4,718,952)	(4,001,469)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$23,506,970	$22,914,408

The accompanying notes are an integral part of these unaudited condensed financial statements

KAIROUS ACQUISITION CORP. LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,
	2023	2022
Revenues	$—	$—

Expenses
Administration fee - related party	15,000	15,000
General and administrative	342,484	181,308
Total expenses	357,484	196,308

Loss from operations	(357,484)	(196,308)

Other income:
Interest income	1	11
Income earned on investments held in Trust Account	299,668	355,581
Total other income	299,669	355,592

Net (loss) income attributable to ordinary shares	$(57,815)	$159,284

Weighted average shares ordinary shares outstanding, basic and diluted	4,435,959	10,146,143
Basic and diluted net (loss) income per ordinary share	$(0.01)	$0.02

The accompanying notes are an integral part of these unaudited condensed financial statements

KAIROUS ACQUISITION CORP. LIMITED

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

(UNAUDITED)

For the Three Months ended September 30, 2023

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 30, 2023	2,346,143	$235	$—	$(4,001,704)	$(4,001,469)
Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(659,668)	(659,668)
Net loss	—	—	—	(57,815)	(57,815)
Balance, September 30, 2023	2,346,143	$235	$—	$(4,719,187)	$(4,718,952)

For the Three Months ended September 30, 2022

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 30, 2022	2,346,143	$235	$—	$(2,233,041)	$(2,232,806)
Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(355,581)	(355,581)
Net income	—	—	—	159,284	159,284
Balance, September 30, 2022	2,346,143	$235	$—	$(2,429,338)	$(2,429,103)

The accompanying notes are an integral part of these unaudited condensed financial statements

KAIROUS ACQUISITION CORP. LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(57,815)	$159,284
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(299,668)	(355,581)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	30,897	14,249
Other assets	—	11,380
Accounts payable and accrued expenses	128,377	29,120
Net cash used in operating activities	(198,209)	(141,548)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(360,000)	—
Net cash used in investing activities	(360,000)	—

Cash Flows from Financing Activities:
Proceeds from sponsor for extension loans	360,000	—
Proceeds from sponsor for working capital note	162,000	—
Net cash provided by financing activities	522,000	—

Net change in cash	(36,209)	(141,548)
Cash at beginning of period	39,359	482,965
Cash at end of period	$3,150	$341,417

Supplemental disclosure of non-cash financing activities:
Current period remeasurement adjustment of ordinary shares to redemption value	$659,668	$355,581

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from March 24, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and negotiation and consummation of an initial Business Combination. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected June 30 as its fiscal year end.

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

On December 14, 2022, the Company issued an unsecured promissory note, in an amount of $360,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until March 16, 2023. On March 10, 2023, the Company issued a second unsecured promissory note, in an amount of $360,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until June 16, 2023. On June 9, 2023, June 30, 2023, August 10, 2023, September 11, 2023, October 10, 2023 and November 10, 2023, the Company entered into six unsecured promissory note arrangements with the Sponsor, each in an amount of $120,000, in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until December 16, 2023. The Sponsor deposited such amount into the Company’s trust account on June 9, 2023, June 30, 2023, August 10, 2023, September 11, 2023, October 10, 2023 and November 10, 2023, respectively. These unsecured promissory notes were collectively known as Extension Loans.

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

On September 30, 2023, the Company executed that certain Agreement and Plan of Merger (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and between the Company, KAC Merger Sub 1, a Cayman Islands exempted company and wholly owned subsidiary of the Company (“Purchaser”), KAC Merger Sub 2, a Cayman Islands exempted company and wholly owned subsidiary of Purchaser (“Merger Sub”), NR Instant Produce Public Company Limited, company formed under the laws of Thailand (the “Shareholder”), and Bamboo Mart Limited, a Cayman Islands exempted company (“Bamboo”), pursuant to which (a) the Company will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into Bamboo (the “Acquisition Merger”), with Bamboo surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Business Combination”). Following the Business Combination, Purchaser will be a publicly traded company.

Pursuant to the Merger Agreement, the parties agreed to an initial merger consideration of $300,000,000. Purchaser will issue a certain number of its ordinary shares (“Purchaser Ordinary Shares”) with a deemed price per share of US$10.10, for a total value equal to the Merger Consideration (the “Merger Consideration Shares”) to the Shareholder, whereby (i) 95% of the total Merger Consideration Shares of the Reincorporation Merger Surviving Corporation ordinary shares will be delivered to the Shareholder at the Closing and (ii) the remaining 5% of the total Merger Consideration Shares will be held back by Purchaser for twelve months after the Closing as security for the indemnification obligation of the representations and warranties of Bamboo and the Shareholder as set forth in the Merger Agreement (the “Holdback Shares”).

The Company and Bamboo have agreed that the closing of the Business Combination shall occur no later than March 31, 2024.

Going Concern Considerations, Liquidity and Capital Resources

As of September 30, 2023, the Company had insufficient liquidity to meet its future obligations. As of September 30, 2023, the Company had working capital deficit of $1,988,952 and cash of $3,150. The Company made net loss for the three months ended September 30, 2023. The Company has a history of losses, an accumulated deficit and has not generated cash from operations to support its ongoing business plan. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standard Update (“ASU”) No. 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that its history of losses and insufficient liquidity raise substantial doubt about the ability to continue as a going concern. In addition to if the Company does not close the Business Combination by December 16, 2023 (24 months after the consummation of the IPO, if the time period is further extended, as described herein), the Company is required to cease all operations, redeem the public shares and thereafter liquidate and dissolve. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of June 30, 2023 filed with the SEC on Form 10-K. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2023 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending June 30, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $3,150 and $39,359 as of September 30, 2023 and June 30, 2022, respectively.

Investments held in Trust Account

As of September 30, 2023 and June 30, 2023, the Company had approximately $23.5 million and $22.8 million in investments held in the Trust Account, respectively. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

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

Convertible notes

As of September 30, 2023, the convertible notes were comprised of $582,000 and $1,200,000 outstanding under the Working Capital Note and Extension Loans (Note 5), respectively.

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. During the year ended June 30, 2023, shareholders elected to redeem 5,710,184 ordinary shares for a total redemption amount of $58,312,401 withdrawn from the Trust Account. Accordingly, as of September 30, 2023 and June 30, 2023, the 2,089,816 and 2,089,816 ordinary shares subject to possible redemption, respectively, in the amount of $23,461,907 and $22,802,239 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

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

As of September 30, 2023 and June 30, 2023, the ordinary shares reflected on the balance sheets is reconciled in the following table:

Gross proceeds	$78,000,000
Less:
Transaction costs allocated to ordinary shares	(4,599,397)
Proceeds allocated to Public Rights and Warrants	(8,275,700)
Redemption of 5,710,184 ordinary shares	(58,312,401)
Plus:
Remeasurement adjustment of carrying value to redemption value	15,989,837
Ordinary shares subject to possible redemption – June 30, 2023	22,802,239
Plus:
Current period measurement adjustment of ordinary shares to redemption value	659,668
Ordinary shares subject to possible redemption – September 30, 2023	$23,461,907

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income per Ordinary Share

Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of September 30, 2023 and June 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the period presented.

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

The Company’s portfolio of investments held in the Trust Account is comprised of cash held in trust account. The fair value for trading securities is determined using quoted market prices in active markets. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and indicates the fair value of held to maturity securities as follows.

	Level	September 30, 2023
Description
Assets:
Investments held in trust account	1	$23,461,907

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

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support during the Combination Period. Upon the earlier of the completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended September 30, 2023 and 2022, the Company recorded $15,000 and $15,000 in management fees, respectively. During the three months ended September 30, 2023, the Company did not pay management fees to the Sponsor. As of September 30, 2023 and June 30, 2023, the Company had management fees payable of $17,833 and $2,833, respectively, due to the Sponsor.

In addition, the fees due to the Sponsor under the administrative support agreement, from time to time, the Company will pay the Sponsor for miscellaneous operating expenses. During the three months ended September 30, 2023, the Company was charged of $1,831 by the Sponsor for operating expenses and was yet to pay such expenses. The Company had outstanding operating fees payable of $2,416 and $585, respectively, due to the Sponsor as of September 30, 2023 and June 30, 2023.

Working Capital Note

On April 23, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Working Capital Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. On May 12, 2021, the amount of the Working Capital Note was increased to $1,000,000. On October 25, 2023, the amount of the Working Capital Note was further increased to $2,000,000. On December 10, 2021, the Sponsor agreed to provide an extension to the maturity date of the Working Capital Note. The Working Capital Note is non-interest bearing and payable on the earlier of (i) July 30, 2023 or (ii) the consummation of the Initial Business Combination. The Working Capital Note was amended on May 10, 2023 to provide that the Working Capital Note shall be payable on the earlier of: (i) July 30, 2023 or (ii) the date on which the Company consummates the initial business combination, by conversion of the Working Capital Note into ordinary shares of the Company concurrently with the closing of a business combination at a price of $10.10 per share. The Working Capital Note was further amended on September 18, 2023 to provide that the Working Capital Note shall be payable on the earlier of: (i) December 16, 2023 or (ii) the date on which the Company consummates the initial business combination, by conversion of the Working Capital Note into ordinary shares of the Company concurrently with the closing of a business combination at a price of $10.10 per share.

As of September 30, 2023 and June 30, 2023, there was $582,000 and $420,000 outstanding under the Working Capital Note, respectively.

Extension Loans

In order to finance transaction costs in connection with extending time to complete a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Extension Loans”). Such Extension Loans would be evidenced by promissory notes. The notes will be converted upon completion of a Business Combination into ordinary shares at a price of $10.10 per share. On December 14, 2022, the Company issued a non-interest bearing unsecured promissory note, in an amount of $360,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until March 16, 2023. On March 10, 2023, the Company issued a second non-interest bearing unsecured promissory note, in an amount of $360,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to further extend the amount of time it has available to complete a business combination until June 16, 2023. On June 9, 2023, June 30, 2023, August 10, 2023, September 11, 2023, October 10, 2023 and November 10, 2023, the Company entered into six unsecured promissory note arrangements with the Sponsor, each in an amount of $120,000, in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until December 16, 2023. The Sponsor deposited such amount into the Company’s trust account on June 9, 2023, June 30, 2023, August 10, 2023, September 11, 2023, October 10, 2023 and November 10, 2023, respectively. As of September 30, 2023 and June 30, 2023, there were $1,200,000 and $840,000 outstanding under the Extension Loans.

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

On September 30, 2023, the Company executed that certain Agreement and Plan of Merger (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and between the Company, KAC Merger Sub 1, a Cayman Islands exempted company and wholly owned subsidiary of the Company (“Purchaser”), KAC Merger Sub 2, a Cayman Islands exempted company and wholly owned subsidiary of Purchaser (“Merger Sub”), NR Instant Produce Public Company Limited, company formed under the laws of Thailand (the “Shareholder”), and Bamboo Mart Limited, a Cayman Islands exempted company (“Bamboo”), pursuant to which (a) the Company will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into Bamboo (the “Acquisition Merger”), with Bamboo surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Business Combination”). Following the Business Combination, Purchaser will be a publicly traded company.

Pursuant to the Merger Agreement, the parties agreed to an initial merger consideration of $300,000,000. Purchaser will issue a certain number of its ordinary shares (“Purchaser Ordinary Shares”) with a deemed price per share of US$10.10, for a total value equal to the Merger Consideration (the “Merger Consideration Shares”) to the Shareholder, whereby (i) 95% of the total Merger Consideration Shares of the Reincorporation Merger Surviving Corporation ordinary shares will be delivered to the Shareholder at the Closing and (ii) the remaining 5% of the total Merger Consideration Shares will be held back by Purchaser for twelve months after the Closing as security for the indemnification obligation of the representations and warranties of Bamboo and the Shareholder as set forth in the Merger Agreement (the “Holdback Shares”).

The Company and Bamboo have agreed that the closing of the Business Combination shall occur no later than March 31, 2024.

NOTE 7 — SHAREHOLDERS’ EQUITY

Ordinary Shares — The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of September 30, 2023 and June 30, 2023, there were 2,346,143 ordinary shares issued and outstanding in shareholders’ equity. As of September 30, 2023 and June 30, 2023, there were an additional 2,089,816 and 2,089,816 ordinary shares included in temporary equity on the balance sheets, respectively. During the year ended June 30, 2023, shareholders elected to redeem 5,710,184 ordinary shares for a total redemption amount of $58,312,401 withdrawn from the Trust Account.

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

Warrants —Each whole warrant entitles the registered holder to purchase one share of ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of an initial business combination. However, no warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the warrants and a current Form 10-Q relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon exercise of the public warrants is not effective by the 90th day following the consummation of the initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In the event of such cashless exercise, each holder would pay the exercise price by surrendering the warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the third trading day prior to the date of exercise. The warrants will expire on the fifth anniversary of our completion of an initial business combination or earlier upon redemption or liquidation.

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

The warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder (i) to cure any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the Prospectus, or to cure, correct or supplement any defective provision, or (ii) to add or change any other provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the interests of the registered holders of the warrants, but requires the approval, by written consent or vote, of the holders of at least 50% of the then outstanding public warrants in order to make any change that adversely affects the interests of the registered holders.

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

NOTE 8 — SUBSEQUENT EVENTS

On October 10, 2023 and November 10, 2023, the Company entered into two unsecured promissory note arrangements with the Sponsor, each in an amount of $120,000, in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until August November 16, 2023 and December 16, 2023, respectively. The Sponsor deposited such amount into the Company’s trust account on October 10, 2023 and November 10, 2023, respectively.

On October 25, 2023, the Company and the Sponsor amended to increase the amount of the Working Capital Note to $2,000,000.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through November 17, 2023, the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

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

From June 9, 2023 through the date of this report, the Company entered into six unsecured promissory note arrangements with the Sponsor, each in an amount of $120,000, in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until December 16, 2023. The Sponsor deposited such amount into the Company’s trust account on June 9, 2023, June 30, 2023, August 10, 2023, September 11, 2023, October 10, 2023 and November 10, respectively.

On October 25, 2023, the Company and the Sponsor amended to increase the amount of the Working Capital Note to $2,000,000.

Business Combination Agreement

On December 9, 2022, the Company entered into that certain Agreement and Plan of Merger (as may be amended, supplemented or otherwise modified from time to time, the “Wellous Merger Agreement”), by and between the Company, KAC Merger Sub 1, a Cayman Islands exempted company and wholly owned subsidiary of the Company (“Purchaser”), KAC Merger Sub 2, a Cayman Islands exempted company and wholly owned subsidiary of Purchaser (“Merger Sub”), Wellous Group Limited, a Cayman Islands exempted company (the “Target”), the shareholders of the Target (each, a “Shareholder” and collectively, the “Shareholders”), and the principal beneficial owners of the Target (the “Principal Owners”). On June 22, 2023, the Company and the Target entered into a termination agreement (the “Termination Agreement”), which provides for the termination of the Wellous Merger Agreement, by and among the Company, the Target, KAC Merger Sub 1, KAC Merger Sub 2, and certain shareholders and principal owners of the Target.

On September 30, 2023, the Company executed that certain Agreement and Plan of Merger (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and between the Company, KAC Merger Sub 1, a Cayman Islands exempted company and wholly owned subsidiary of the Company (“Purchaser”), KAC Merger Sub 2, a Cayman Islands exempted company and wholly owned subsidiary of Purchaser (“Merger Sub”), NR Instant Produce Public Company Limited, company formed under the laws of Thailand (the “Shareholder”), and Bamboo Mart Limited, a Cayman Islands exempted company (“Bamboo”), pursuant to which (a) the Company will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into Bamboo (the “Acquisition Merger”), with Bamboo surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Business Combination”). Following the Business Combination, Purchaser will be a publicly traded company.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from March 24, 2021 (inception) through September 30, 2023 have been organizational activities and those necessary to prepare for the Initial Public Offering and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net loss of $57,815, which resulted from operating costs of $357,484, offset by interest income on the operating account and the investments held in a trust account (the “Trust Account”) in the amount of $299,669.

For the three months ended September 30, 2022, we had a net income of $159,284, which resulted from interest income on the operating account and the investments held in a trust account (the “Trust Account”) in the amount of $355,592, partially offset by operating costs of $196,308.

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

For the three months ended September 30, 2023, net cash used in operating activities was $198,209, which was due to net loss of $57,815 and interest income on investments held in the Trust Account of $299,668, partially offset by changes in operating assets and liabilities of $159,274.

As of September 30, 2023, we had cash of $3,150 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

As of September 30, 2023, the Company had insufficient liquidity to meet its future obligations. As of September 30, 2023, the Company had working capital deficit of $1,988,952 and cash of $3,150. The Company made net loss for the three months ended September 30, 2023. The Company has a history of losses, an accumulated deficit and has not generated cash from operations to support its ongoing business plan. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standard Update (“ASU”) No. 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that its history of losses and insufficient liquidity raise substantial doubt about the ability to continue as a going concern. In addition to if the Company does not close the Business Combination by December 16, 2023 (24 months after the consummation of the IPO, if the time period is further extended, as described herein), the Company is required to cease all operations, redeem the public shares and thereafter liquidate and dissolve. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023.

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

Net (Loss) Income Per Ordinary Share

Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. For the three months ended September 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted (loss) income per share is the same as basic income (loss) per share for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2023, we were not subject to any market or interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of such date.

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

Date: November 17, 2023

Kairous Acquisition Corp. Limited

By:	/s/ Joseph Lee Moh Hon
Joseph Lee Moh Hon
Chief Executive Officer

