Form 10-Q
period 2023-12-31
Kairous Acquisition Corp. Ltd
filed 2024-02-20
CIK 1865468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-41155

Kairous Acquisition Corp. Limited

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 39 Marina Bay Financial Centre Tower 2,

10 Marina Boulevard,

City Singapore 018983, Singapore

(Address of principal executive offices)

Tel: +662-255-6851340

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

As of February 20, 2024, 3,683,906 ordinary shares, par value $0.0001 per share, were issued and outstanding.

Kairous Acquisition Corp. Limited

FORM 10-Q FOR QUARTER ENDED DECEMBER 31, 2023

2

PART I – FINANCIAL STATEMENTS

KAIROUS ACQUISITION CORP. LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2023	June 30, 2023
ASSETS
Current Assets:
Cash	$1,809	$39,359
Prepaid expenses and other current assets	14,853	72,810
Total Current Assets	16,662	112,169

Cash held in the Trust Account	15,437,738	-
Investments held in the Trust Account	-	22,802,239
Total Assets	$15,454,400	$22,914,408

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$244,013	$123,638
Extension loans	1,490,000	840,000
Working capital note - sponsor	788,000	420,000
Total Current Liabilities	2,522,013	1,383,638

Deferred underwriting commission	2,730,000	2,730,000
Total Liabilities	5,252,013	4,113,638

COMMITMENTS AND CONTINGENCIES (Note 6)

Ordinary shares subject to possible redemption, $0.0001 par value; 1,337,763 shares and 2,089,816 shares outstanding at redemption value of $11.50 and $10.91 per shares at December 31, 2023 and June 30, 2023, respectively	15,437,738	22,802,239

Shareholders’ Deficit:
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 2,346,143 shares issued and outstanding at December 31, 2023 and June 30, 2023 (excluding 1,337,763 and 2,089,816 shares subject to possible redemption at December 31, 2023 and June 30, 2023, respectively)	235	235
Accumulated deficit	(5,235,586)	(4,001,704)
Total Shareholders’ Deficit	(5,235,351)	(4,001,469)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$15,454,400	$22,914,408

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KAIROUS ACQUISITION CORP. LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2023	2022	2023	2022
Revenues	$—	$—	$—	$—

Expenses
Administration fee - related party	15,000	15,000	30,000	30,000
General and administrative	211,399	398,891	553,883	580,199
Total expenses	226,399	413,891	583,883	610,199

Loss from operations	(226,399)	(413,891)	(583,883)	(610,199)

Other income:
Interest income	-	8	1	19
Income earned on investments held in Trust Account	307,533	526,077	607,201	881,658
Total other income	307,533	526,085	607,202	881,677

Net income attributable to ordinary shares	$81,134	$112,194	$23,319	$271,478

Weighted average shares ordinary shares outstanding, basic and diluted	4,296,993	8,408,261	4,366,476	9,277,202
Basic and diluted net income per ordinary share	$0.02	$0.01	$0.01	$0.03

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KAIROUS ACQUISITION CORP. LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Six Months ended December 31, 2023

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2023	2,346,143	$235	$—	$(4,001,704)	$(4,001,469)
Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(659,668)	(659,668)
Net loss	—	—	—	(57,815)	(57,815)
Balance, September 30, 2023	2,346,143	$235	$—	$(4,719,187)	$(4,718,952)
Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(597,533)	(597,533)
Net income	—	—	—	81,134	81,134
Balance, December 31, 2023	2,346,143	$235	$—	$(5,235,586)	$(5,235,351)

For the Three and Six Months ended December 31, 2022

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2022	2,346,143	$235	$—	$(2,233,041)	$(2,232,806)
Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(355,581)	(355,581)
Net income	—	—	—	159,284	159,284
Balance, September 30, 2022	2,346,143	$235	$—	$(2,429,338)	$(2,429,103)
Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(886,077)	(886,077)
Net income	—	—	—	112,194	112,194
Balance, December 31, 2022	2,346,143	$235	$—	$(3,203,221)	$(3,202,986)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KAIROUS ACQUISITION CORP. LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$23,319	$271,478
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(607,201)	(881,658)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	57,957	49,998
Other assets	—	22,765
Accounts payable and accrued expenses	120,375	185,724
Net cash used in operating activities	(405,550)	(351,693)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(650,000)	(360,000)
Cash withdrawn from Trust Account in connection with redemption	8,621,702	58,312,401
Net cash provided by investing activities	7,971,702	57,952,401

Cash Flows from Financing Activities:
Redemption of ordinary shares	(8,621,702)	(58,312,401)
Proceeds from sponsor for extension loans	650,000
Proceeds from sponsor for working capital note	368,000	360,000
Net cash provided by financing activities	(7,603,702)	(57,952,401)

Net change in cash	(37,550)	(351,693)
Cash at beginning of period	39,359	482,965
Cash at end of period	$1,809	$131,272

Supplemental disclosure of non-cash financing activities:
Current period remeasurement adjustment of ordinary shares to redemption value	$1,257,201	$1,241,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KAIROUS ACQUISITION CORP. LIMITED

Notes to the CONDENSED CONSOLIDATED financial statements

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

On October 5. 2022, the Company set up KAC Merger Sub 1, a Cayman Islands exempted company and wholly owned subsidiary of the Company. On October 5. 2022, KAC Merger Sub 1 set up KAC Merger Sub 2, a Cayman Islands exempted company and wholly owned subsidiary of KAC Merger Sub 1.

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from March 24, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and negotiation and consummation of an initial Business Combination. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected June 30 as its fiscal year end.

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

As of December 16, 2021, transaction costs amounted to $4,843,252 consisting of $1,559,900 of underwriting fees, $2,730,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and $553,352 of other offering costs related to the Initial Public Offering. Cash of $857,408 was held outside of the Trust Account on December 16, 2021 and was available for working capital purposes. As described in Note 6, the $2,730,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 36 months from the closing of the Initial Public Offering.

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

If the Company has not completed a Business Combination within 12 months (or up to 36 months, if we extend the time to complete a business combination) from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On December 14, 2022 and March 10, 2023, the Company issued two unsecured promissory notes, each in an amount of $360,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until June 16, 2023. On June 9, 2023, June 30, 2023, August 10, 2023, September 11, 2023, October 10, 2023 and November 10, 2023, the Company entered into six unsecured promissory note arrangements with the Sponsor, each in an amount of $120,000, in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until December 16, 2023. The Sponsor deposited such amount into the Company’s trust account on June 9, 2023, June 30, 2023, August 10, 2023, September 11, 2023, October 10, 2023 and November 10, 2023, respectively.

On December 14, 2023, the shareholders approved the amendment to the investment management trust agreement, pursuant to which the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from December 16, 2023 to December 16, 2024 by depositing into the trust account $50,000 for each one-month extension. On December 15, 2023, January 10, 2024 and February 12, 2024, the Company issued three unsecured promissory notes, each in an amount of $50,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until March 16, 2024. In the event that a Business Combination does not close by March 16, 2024, or up to December 16, 2024, and no amounts will thereafter be due thereon.

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

Going Concern Considerations, Liquidity and Capital Resources

As of December 31, 2023, the Company had insufficient liquidity to meet its future obligations. As of December 31, 2023, the Company had working capital deficit of $2,505,351 and cash of $1,809. The Company has an accumulated deficit and has not generated cash from operations to support its ongoing business plan. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standard Update (“ASU”) No. 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that its history of losses and insufficient liquidity raise substantial doubt about the ability to continue as a going concern. In addition to if the Company does not close the Business Combination by December 16, 2024 (36 months after the consummation of the IPO, if the time period is further extended, as described herein), the Company is required to cease all operations, redeem the public shares and thereafter liquidate and dissolve. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Additionally, the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, and a series of terror attacks commenced in October 2023 by Hamas militants and members of other terrorist organizations infiltrating Israel’s southern border from the Gaza Strip and the ensuing war between the State of Israel and Harakat al-Muqawama al-Islamiya (Islamic Resistance Movement) or “Hamas,” could trigger global geopolitical, trade, political, or sanctions risks, as well as the risk of regional or international expansion of the conflict, including isolated conflicts or terrorist attacks outside of the immediate conflict area, as a result of which the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of June 30, 2023 filed with the SEC on Form 10-K. In the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of December 31, 2023 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and six months ended December 31, 2023 are not necessarily indicative of the results to be expected for the full year ending June 30, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,809 and $39,359 as of December 31, 2023 and June 30, 2023, respectively.

Cash and investments held in Trust Account

As of June 30, 2023, the Company had approximately $22.8 million in investments held in the Trust Account. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

On November 29, 2023, the Company sold all of its investments held in the Trust Account. On December 14, 2023, shareholders redeemed 752,053 ordinary shares for a total redemption amount of $8,621,702 withdrawn from the Trust Account.

As of December 31, 2023, the Company had cash of approximately $15.4 million held in the Trust Account.

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

Convertible notes

As of December 31, 2023, the convertible notes were comprised of $788,000 and $1,490,000 outstanding under the Working Capital Note and Extension Loans (Note 5), respectively.

The Working Capital Note shall be payable on the earlier of: (i) December 16, 2024 or (ii) the date on which the Company consummates the initial business combination, by conversion of the Working Capital Note into ordinary shares of the Company concurrently with the closing of a business combination at a price of $10.10 per share.

The Extension Loans will be converted upon completion of a Business Combination into ordinary shares at a price of $10.10 per share. In the event that a Business Combination does not close by March 16, 2024, or up to December 16, 2024, the Extension Loans shall be deemed to be terminated and no amounts will thereafter be due thereon.

The Company accounts for its convertible notes as a liability on the balance sheet based on an assessment of the embedded conversion feature (see Note 5 — Related Parties) and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). The assessment considers the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity.

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

On December 14, 2023, shareholders redeemed 752,053 ordinary shares for a total redemption amount of $8,621,702 withdrawn from the Trust Account.

Accordingly, as of December 31, 2023 and June 30, 2023, the 1,337,763 and 2,089,816 ordinary shares subject to possible redemption, respectively, in the amount of $15,437,738 and $22,802,239 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

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

As of December 31, 2023 and June 30, 2023, the ordinary shares reflected on the balance sheets is reconciled in the following table:

Gross proceeds	$78,000,000
Less:
Transaction costs allocated to ordinary shares	(4,599,397)
Proceeds allocated to Public Rights and Warrants	(8,275,700)
Redemption of 5,710,184 ordinary shares	(58,312,401)
Plus:
Remeasurement adjustment of carrying value to redemption value	15,989,837
Ordinary shares subject to possible redemption – June 30, 2023	22,802,239
Plus:
Redemption of 752,053 ordinary shares	(8,621,702)
Current period measurement adjustment of ordinary shares to redemption value	1,257,201
Ordinary shares subject to possible redemption – December 31, 2023	$15,437,738

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Ordinary Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of December 31, 2023 and June 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

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

The Company’s portfolio of investments held in the Trust Account is comprised of cash held in trust account. The fair value for trading securities is determined using quoted market prices in active markets. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023 and June 30, 2023 and indicates the fair value of held to maturity securities as follows.

	Level	December 31, 2023	June 30, 2023
Description
Assets:
Investments held in trust account	1	$-	$22,802,239

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

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support during the Combination Period. Upon the earlier of the completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended December 31, 2023 and 2022, the Company recorded $15,000 and $15,000 in management fees, respectively. During the six months ended December 31, 2023 and 2022, the Company recorded $30,000 and $30,000 in management fees, respectively. During the three and months ended December 31, 2023, the Company paid management fees of $30,000 to the Sponsor. As of December 31, 2023 and June 30, 2023, the Company had management fees payable of $2,833 and $2,833, respectively, due to the Sponsor.

In addition, the fees due to the Sponsor under the administrative support agreement, from time to time, the Company will pay the Sponsor for miscellaneous operating expenses. During the three and six months ended December 31, 2023, the Company was charged of $nil and $1,831, respectively, by the Sponsor for operating expenses. The Company paid such expenses of $2,406 during the six months ended December 31, 2023. The Company had outstanding operating fees payable of $10 and $585, respectively, due to the Sponsor as of December 31, 2023 and June 30, 2023.

Working Capital Note

On April 23, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Working Capital Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. On May 12, 2021, the amount of the Working Capital Note was increased to $1,000,000. On October 25, 2023, the amount of the Working Capital Note was further increased to $2,000,000. On December 10, 2021, the Sponsor agreed to provide an extension to the maturity date of the Working Capital Note. The Working Capital Note is non-interest bearing and payable on the earlier of (i) July 30, 2023 or (ii) the consummation of the Initial Business Combination. The Working Capital Note was amended on May 10, 2023 to provide that the Working Capital Note shall be payable on the earlier of: (i) July 30, 2023 or (ii) the date on which the Company consummates the initial business combination, by conversion of the Working Capital Note into ordinary shares of the Company concurrently with the closing of a business combination at a price of $10.10 per share. The Working Capital Note was further amended on September 18, 2023 to provide that the Working Capital Note shall be payable on the earlier of: (i) December 16, 2023 or (ii) the date on which the Company consummates the initial business combination, by conversion of the Working Capital Note into ordinary shares of the Company concurrently with the closing of a business combination at a price of $10.10 per share. On October 25, 2023, the Company and the Sponsor entered in to another amendment to the Working Capital Note to increase the principal amount of the Working Capital Note from $1,000,000 to $2,000,000. On February 13, 2024, the Working Capital Note was amended to provide that the Working Capital Note shall be payable on the earlier of: (i) December 16, 2024 or (ii) the date on which the Company consummates the initial business combination, by conversion of the Working Capital Note into ordinary shares of the Company concurrently with the closing of a business combination at a price of $10.10 per share.

As of December 31, 2023 and June 30, 2023, there was $788,000 and $420,000 outstanding under the Working Capital Note, respectively.

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

On December 14, 2023, the shareholders approved the amendment to the investment management trust agreement, pursuant to which the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from December 16, 2023 to December 16, 2024 by depositing into the trust account $50,000 for each one-month extension. On December 15, 2023, January 10, 2024 and February 12, 2024, the Company issued three unsecured promissory notes, each in an amount of $50,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until March 16, 2024. In the event that a Business Combination does not close by March 16, 2024, or up to December 16, 2024, and no amounts will thereafter be due thereon.

As of December 31, 2023 and June 30, 2023, there were $1,490,000 and $840,000 outstanding under the Extension Loans.

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

As previously disclosed, pursuant to the terms of a Share Purchase Agreement dated June 30, 2023, by and among Kairous Ventures Limited (“KVL”), and Regeneration Capital (Cayman) Limited (the “Buyer”), KVL agreed to sell to Buyer, and Buyer agreed to purchase from KVL, an aggregate of 49 ordinary shares, representing a 49% equity interest in, Kairous Asia Limited, which is the Company’s sponsor (the “Sponsor”) for an aggregate purchase price of $1,486,504 (the “Transaction”). The Transaction was consummated on June 30, 2023.

The Buyer and Bamboo Mart Limited are under the common control of NR Instant Produce PCL. Mr. Dhas Udomdhammabhakdi was appointed as an independent director and chairman of the Audit Committee of Kairous Acquisition Corp. Limited on November 25, 2023. He has served as a director since 2018 and as Chairman since 2021 of the board of NR Instant Produce PCL.

NOTE 7 — SHAREHOLDERS’ EQUITY

Ordinary Shares — The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of December 31, 2023 and June 30, 2023, there were 2,346,143 ordinary shares issued and outstanding in shareholders’ equity. As of December 31, 2023 and June 30, 2023, there were an additional 1,337,763 and 2,089,816 ordinary shares included in temporary equity on the balance sheets, respectively. During the year ended June 30, 2023, shareholders elected to redeem 5,710,184 ordinary shares for a total redemption amount of $58,312,401 withdrawn from the Trust Account. On December 14, 2023, shareholders elected to redeem 752,053 ordinary shares for a total redemption amount of $8,621,702 withdrawn from the Trust Account.

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

NOTE 8 — SUBSEQUENT EVENTS

On January 10, 2024 and February 12, 2024, the Company issued two unsecured promissory notes, each in the principal amount of $50,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the business combination period to March 16, 2024. The Note does not bear interest and matures upon the closing of a business combination by the Company. In addition, the Note will be converted by the holder into ordinary shares of the Company at a price of $10.10 per share at the closing of a business combination.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through February 20, 2024, the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Kairous Acquisition Corp. Limited. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Kairous Asia Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

From June 9, 2023 through December 14, 2023, the Company entered into six unsecured promissory note arrangements with the Sponsor, each in an amount of $120,000, in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until December 16, 2023. The Sponsor deposited such amount into the Company’s trust account on June 9, 2023, June 30, 2023, August 10, 2023, September 11, 2023, October 10, 2023 and November 10, 2023, respectively.

On October 25, 2023, the Company and the Sponsor amended to increase the amount of the Working Capital Note to $2,000,000.

On December 14, 2023, the shareholders approved the amendment to the investment management trust agreement, pursuant to which the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from December 16, 2023 to December 16, 2024 by depositing into the trust account $50,000 for each one-month extension. On December 15, 2023, January 10, 2024 and February 12, 2024, the Company issued three unsecured promissory notes, each in an amount of $50,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until March 16, 2024. In the event that a Business Combination does not close by March 16, 2024, or up to December 16, 2024, and no amounts will thereafter be due thereon.

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

As previously disclosed, pursuant to the terms of a Share Purchase Agreement dated June 30, 2023, by and among Kairous Ventures Limited (“KVL”), and Regeneration Capital (Cayman) Limited (the “Buyer”), KVL agreed to sell to Buyer, and Buyer agreed to purchase from KVL, an aggregate of 49 ordinary shares, representing a 49% equity interest in, Kairous Asia Limited, which is the Company’s sponsor (the “Sponsor”) for an aggregate purchase price of $1,486,504 (the “Transaction”). The Transaction was consummated on June 30, 2023.

The Buyer and Bamboo Mart Limited are under the common control of NR Instant Produce PCL. Mr. Dhas Udomdhammabhakdi was appointed as an independent director and chairman of the Audit Committee of Kairous Acquisition Corp. Limited on November 25, 2023. He has served as a director since 2018 and as Chairman since 2021 of the board of NR Instant Produce PCL.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from March 24, 2021 (inception) through December 31, 2023 have been organizational activities and those necessary to prepare for the Initial Public Offering and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended December 31, 2023, we had net income of $81,134, which resulted from interest income on the operating account and the investments held in a trust account (the “Trust Account”) in the amount of $307,533, offset by operating costs of $226,399.

For the three months ended December 31, 2022, we had a net income of $112,194, which resulted from interest income on the operating account and the investments held in a trust account (the “Trust Account”) in the amount of $526,085, partially offset by operating costs of $413,891.

For the six months ended December 31, 2023, we had net income of $23,319, which resulted from interest income on the operating account and the investments held in a trust account (the “Trust Account”) in the amount of $607,202, offset by operating costs of $583,883.

For the six months ended December 31, 2022, we had a net income of $271,478, which resulted from interest income on the operating account and the investments held in a trust account (the “Trust Account”) in the amount of $881,677, partially offset by operating costs of $610,199.

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

For the six months ended December 31, 2023, net cash used in operating activities was $405,550, which was due to net income of $23,319 and interest income on investments held in the Trust Account of $607,201, partially offset by changes in operating assets and liabilities of $178,332.

For the six months ended December 31, 2022, net cash used in operating activities was $351,693, which was due to net income of $271,478 and interest income on investments held in the Trust Account of $881,658, partially offset by changes in operating assets and liabilities of $258,487.

As of December 31, 2023, we had cash of $1,809 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

As of December 31, 2023, the Company had insufficient liquidity to meet its future obligations. As of December 31, 2023, the Company had working capital deficit of $2,505,351 and cash of $1,809. The Company The Company has an accumulated deficit and has not generated cash from operations to support its ongoing business plan. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standard Update (“ASU”) No. 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that its history of losses and insufficient liquidity raise substantial doubt about the ability to continue as a going concern. In addition to if the Company does not close the Business Combination by December 16, 2024 (36 months after the consummation of the IPO, if the time period is further extended, as described herein), the Company is required to cease all operations, redeem the public shares and thereafter liquidate and dissolve. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2023.

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

Net Income Per Ordinary Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. For the three and six months ended December 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of December 31, 2023, we were not subject to any market or interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of such date.

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

Date: February 20, 2024

Kairous Acquisition Corp. Limited

By:	/s/ Athiwat Apichote
Athiwat Apichote
Chief Executive Officer

