Form 10-Q
period 2024-03-31
Kairous Acquisition Corp. Ltd
filed 2024-05-20
CIK 1865468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

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

As of May 16, 2024, 3,683,906 ordinary shares, par value $0.0001 per share, were issued and outstanding.

Kairous Acquisition Corp. Limited

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2024

2

PART I – FINANCIAL STATEMENTS

KAIROUS ACQUISITION CORP. LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	June 30, 2023
	(unaudited)
ASSETS
Current Assets:
Cash	$385	$39,359
Prepaid expenses and other assets	16,724	72,810
Total Current Assets	17,109	112,169

Cash and investments held in the Trust Account	15,792,577	22,802,239
Total Assets	$15,809,686	$22,914,408

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$309,689	$123,638
Extension loans	1,640,000	840,000
Working capital note - sponsor	881,066	420,000
Total Current Liabilities	2,830,755	1,383,638

Deferred underwriting commission	2,730,000	2,730,000
Total Liabilities	5,560,755	4,113,638

COMMITMENTS AND CONTINGENCIES (Note 6)

Ordinary shares subject to possible redemption, $0.0001 par value; 1,337,763 shares and 2,089,816 shares outstanding at March 31, 2024 and June 30, 2023, respectively (at redemption value)	15,792,577	22,802,239

Shareholders’ Deficit:
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 2,346,143 shares issued and outstanding at March 31, 2024 and June 30, 2023 (excluding 1,337,763 and 2,089,816 shares subject to possible redemption at March 31, 2024 and June 30, 2023, respectively)	235	235
Accumulated deficit	(5,543,881)	(4,001,704)
Total Shareholders’ Deficit	(5,543,646)	(4,001,469)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$15,809,686	$22,914,408

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KAIROUS ACQUISITION CORP. LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2024	2023	2024	2023
Expenses

Administration fee - related party	$15,000	$14,969	$45,000	$44,969
General and administrative	143,295	198,807	697,178	779,006
Total expenses	158,295	213,776	742,178	823,975

Loss from operations	(158,295)	(213,776)	(742,178)	(823,975)

Other income:
Interest income	-	4	1	23
Income earned on cash and investments held in Trust Account	204,839	230,906	812,040	1,112,564
Total other income	204,839	230,910	812,041	1,112,587

Net income attributable to ordinary shares	$46,544	$17,134	$69,863	$288,612

Weighted average shares ordinary shares outstanding, basic and diluted	3,683,906	4,435,959	4,140,607	7,687,013
Basic and diluted net income per ordinary share	$0.01	$0.00	$0.02	$0.04

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KAIROUS ACQUISITION CORP. LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

For the Three and Nine Months ended March 31, 2024

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2023	2,346,143	$235	$—	$(4,001,704)	$(4,001,469)
Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(659,668)	(659,668)
Net loss	—	—	—	(57,815)	(57,815)
Balance, September 30, 2023	2,346,143	$235	$—	$(4,719,187)	$(4,718,952)
Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(597,533)	(597,533)
Net income	—	—	—	81,134	81,134
Balance, December 31, 2023	2,346,143	$235	$—	$(5,235,586)	$(5,235,351)
Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(354,839)	(354,839)
Net income	—	—	—	46,544	46,544
Balance, March 31, 2024	2,346,143	$235	$—	$(5,543,881)	$(5,543,646)

For the Three and Nine Months ended March 31, 2023

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2022	2,346,143	$235	$—	$(2,233,041)	$(2,232,806)
Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(355,581)	(355,581)
Net income	—	—	—	159,284	159,284
Balance, September 30, 2022	2,346,143	$235	$—	$(2,429,338)	$(2,429,103)
Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(866,077)	(866,077)
Net income	—	—	—	112,194	112,194
Balance, December 31, 2022	2,346,143	$235	$—	$(3,203,221)	$(3,202,986)
Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(590,906)	(590,906)
Net income	—	—	—	17,134	17,134
Balance, March 31, 2023	2,346,143	$235	$—	$(3,776,993)	$(3,776,758)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KAIROUS ACQUISITION CORP. LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$69,863	$288,612
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(812,040)	(1,112,564)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	56,086	(43,573)
Other assets	—	25,363
Accounts payable and accrued expenses	186,051	182,524
Net cash used in operating activities	(500,040)	(659,638)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(800,000)	(720,000)
Cash withdrawn from Trust Account in connection with redemption	8,621,702	58,312,401
Net cash provided by investing activities	7,821,702	57,592,401

Cash Flows from Financing Activities:
Redemption of ordinary shares	(8,621,702)	(58,312,401)
Proceeds from sponsor for extension loans	800,000	720,000
Proceeds from sponsor for working capital note	461,066	300,000
Net cash used in financing activities	(7,360,636)	(57,292,401)

Net change in cash	(38,974)	(359,638)
Cash at beginning of period	39,359	482,965
Cash at end of period	$385	$123,327

Supplemental disclosure of non-cash financing activities:
Current period remeasurement adjustment of ordinary shares to redemption value	$1,612,040	$1,832,564

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from March 24, 2021 (inception) through March 31, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and negotiation and consummation of an initial Business Combination. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected June 30 as its fiscal year end.

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

On December 14, 2022 and March 10, 2023, the Company issued two unsecured promissory notes, each in an amount of $360,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until June 16, 2023. From June 9, 2023 through November 10, 2023, the Company entered into six unsecured promissory note arrangements with the Sponsor, each in an amount of $120,000, in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until December 16, 2023. The Sponsor deposited such amount into the Company’s trust account.

On December 14, 2023, the shareholders approved the amendment to the investment management trust agreement, pursuant to which the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from December 16, 2023 to December 16, 2024 by depositing into the trust account $50,000 for each one-month extension. On December 15, 2023 through May 13, 2024, the Company issued six unsecured promissory notes, each in an amount of $50,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until June 16, 2024. In the event that a Business Combination does not close by June 16, 2024, or up to December 16, 2024, and no amounts will thereafter be due thereon.

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

On September 30, 2023, the Company executed that certain Agreement and Plan of Merger (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and between the Company, KAC Merger Sub 1, a Cayman Islands exempted company and wholly owned subsidiary of the Company (“Purchaser”), KAC Merger Sub 2, a Cayman Islands exempted company and wholly owned subsidiary of Purchaser (“Merger Sub”), NR Instant Produce Public Company Limited, company formed under the laws of Thailand (“NRF” or the “Shareholder”), and Bamboo Mart Limited, a Cayman Islands exempted company (“Bamboo”), pursuant to which (a) the Company will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into Bamboo (the “Acquisition Merger”), with Bamboo surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Business Combination”). Following the Business Combination, Purchaser will be a publicly traded company.

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

On March 29, 2024, the Parties entered into an amendment no. 1 (the “Amendment”) to the Merger Agreement in accordance with the terms of the Merger Agreement. Under the Amendment, (i) the original provision of fairness opinion issuance date under section 4.2(a) was amended to no later than May 31, 2024; (ii) under section 4.2(b), the delivery date of the Parent Parties’ written due diligence request list to the Company was amended to no later than May 1, 2024 and the Company delivery date of the due diligence items based on the written due diligence request list was amended to no later than May 15, 2024; and (iii) the definition of “Outside Date” under section 12(d)(i) was amended to November 15, 2024.

Going Concern Considerations, Liquidity and Capital Resources

As of March 31, 2024, the Company had insufficient liquidity to meet its future obligations. As of March 31, 2024, the Company had working capital deficit of $2,813,646 and cash of $385. The Company has an accumulated deficit and has not generated cash from operations to support its ongoing business plan. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of June 30, 2023 filed with the SEC on Form 10-K. In the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2024 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending June 30, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $385 and $39,359 as of March 31, 2024 and June 30, 2022, respectively.

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

As of March 31, 2024, the Company had cash of approximately $15.8 million held in the Trust Account.

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

Convertible notes

As of March 31, 2024, the convertible notes were comprised of $881,066 and $1,640,000 outstanding under the Working Capital Note and Extension Loans (Note 5), respectively.

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

The Company accounts for its convertible notes as a liability on the balance sheet based on an assessment of the embedded conversion feature (see Note 5 — Related Parties). The assessment considers the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity.

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

Accordingly, as of March 31, 2024 and June 30, 2023, the 1,337,763 and 2,089,816 ordinary shares subject to possible redemption, respectively, in the amount of $15,792,577 and $22,802,239 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

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

As of March 31, 2024 and June 30, 2023, the ordinary shares reflected on the balance sheets is reconciled in the following table:

Gross proceeds	$78,000,000
Less:
Transaction costs allocated to ordinary shares	(4,599,397)
Proceeds allocated to Public Rights and Warrants	(8,275,700)
Redemption of 5,710,184 ordinary shares	(58,312,401)
Plus:
Remeasurement adjustment of carrying value to redemption value	15,989,837
Ordinary shares subject to possible redemption – June 30, 2023	22,802,239
Plus:
Redemption of 752,053 ordinary shares	(8,621,702)
Current period measurement adjustment of ordinary shares to redemption value	1,612,040
Ordinary shares subject to possible redemption – March 31, 2024	$15,792,577

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Ordinary Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of March 31, 2024 and June 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

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

The Company’s portfolio of investments held in the Trust Account is comprised of cash held in trust account. The fair value for trading securities is determined using quoted market prices in active markets. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2024 and June 30, 2023 and indicates the fair value of held to maturity securities as follows.

	Level	March 31, 2024	June 30, 2023
Description
Assets:
Investments held in trust account	1	$-	$22,802,239

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective July 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on July 1, 2021. The Company assesses that ASU 2020-06 would not have a material impact on its consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

On December 14, 2023, the FASB issued a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09, Improvements to Income Tax Disclosures, applies to all entities subject to income taxes. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. For entities other than public business entities (non-PBEs), the requirements will be effective for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support during the Combination Period. Upon the earlier of the completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Effective on January 1, 2024, the Company and the Sponsor agreed to terminate the management services.

During the three months ended March 31, 2024 and 2023, the Company recorded $nil and $14,969 in management fees, respectively. During the nine months ended March 31, 2024 and 2023, the Company recorded $30,000 and $44,969 in management fees, respectively. During the nine months ended March 31, 2024, the Company paid management fees of $30,000 to the Sponsor. As of March 31, 2024 and June 30, 2023, the Company had management fees payable of $2,833 and $2,833, respectively, due to the Sponsor.

In addition, the fees due to the Sponsor under the administrative support agreement, from time to time, the Company will pay the Sponsor for miscellaneous operating expenses. During the three and nine months ended March 31, 2024, the Company was charged of $nil and $1,831, respectively, by the Sponsor for operating expenses. During the three and nine months ended March 31, 2023, the Company was charged of $9,520 and $14,777, respectively, by the Sponsor for operating expenses. The Company paid such expenses of $2,406 and $14,777 during the nine months ended March 31, 2024 and 2023, respectively. The Company had outstanding operating fees payable of $10 and $585, respectively, due to the Sponsor as of March 31, 2024 and June 30, 2023.

On January 1, 2024, the Company has agreed to pay NR Instant Produce Public Company Limited (“NRF”) a total of $5,000 per month for office space, utilities and secretarial and administrative support during the Combination Period.

During the three months ended March 31, 2024 and 2023, the Company recorded $15,000 and $nil in management fees, respectively. During the nine months ended March 31, 2024 and 2023, the Company recorded $15,000 and $nil in management fees, respectively. During the nine months ended March 31, 2024, the Company did not pay management fees to NR Instant Produce Public Company Limited (“NRF”). As of March 31, 2024 and June 30, 2023, the Company had management fees payable of $15,000 and $nil, respectively, due to NRF. For the three and nine month ended March 31, 2024 and 2023, the Company was charged of operating expenses of $371 by NR Instant Produce Public Company Limited (“NRF”).

Working Capital Note

On April 23, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Working Capital Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. On May 12, 2021, the amount of the Working Capital Note was increased to $1,000,000. On October 25, 2023, the amount of the Working Capital Note was further increased to $2,000,000. On December 10, 2021, the Sponsor agreed to provide an extension to the maturity date of the Working Capital Note. The Working Capital Note is non-interest bearing and payable on the earlier of (i) July 30, 2023 or (ii) the consummation of the Initial Business Combination. The Working Capital Note was amended on May 10, 2023 to provide that the Working Capital Note shall be payable on the earlier of: (i) July 30, 2023 or (ii) the date on which the Company consummates the initial business combination, by conversion of the Working Capital Note into ordinary shares of the Company concurrently with the closing of a business combination at a price of $10.10 per share. The Working Capital Note was further amended on September 18, 2023 to provide that the Working Capital Note shall be payable on the earlier of: (i) December 16, 2023 or (ii) the date on which the Company consummates the initial business combination, by conversion of the Working Capital Note into ordinary shares of the Company concurrently with the closing of a business combination at a price of $10.10 per share. On October 25, 2023, the Company and the Sponsor entered into another amendment to the Working Capital Note to increase the principal amount of the Working Capital Note from $1,000,000 to $2,000,000. On February 13, 2024, the Working Capital Note was amended to provide that the Working Capital Note shall be payable on the earlier of: (i) December 16, 2024 or (ii) the date on which the Company consummates the initial business combination, by conversion of the Working Capital Note into ordinary shares of the Company concurrently with the closing of a business combination at a price of $10.10 per share.

As of March 31, 2024 and June 30, 2023, there was $881,066 and $420,000 outstanding under the Working Capital Note, respectively.

Extension Loans

In order to finance transaction costs in connection with extending time to complete a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Extension Loans”). Such Extension Loans would be evidenced by promissory notes. The notes will be converted upon completion of a Business Combination into ordinary shares at a price of $10.10 per share. On December 14, 2022 and March 10, 2023, the Company issued two non-interest bearing unsecured promissory notes, each in an amount of $360,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until June 16, 2023.

The Extension Loans was amended on May 10, 2023 to provide that the Extension Loans will be converted upon completion of a Business Combination into ordinary shares at a price of $10.10 per share.

From June 9, 2023 through November 10, 2023, the Company entered into six unsecured promissory note arrangements with the Sponsor, each in an amount of $120,000, in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until December 16, 2023. The Sponsor deposited such amount into the Company’s trust account.

On December 14, 2023, the shareholders approved the amendment to the investment management trust agreement, pursuant to which the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from December 16, 2023 to December 16, 2024 by depositing into the trust account $50,000 for each one-month extension. From December 15, 2023 through May 13, 2024, the Company issued six unsecured promissory notes, each in an amount of $50,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until June 16, 2024. In the event that a Business Combination does not close by June 16, 2024, or up to December 16, 2024, and no amounts will thereafter be due thereon.

As of March 31, 2024 and June 30, 2023, there were $1,640,000 and $840,000 outstanding under the Extension Loans.

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

Advisory Agreement

On March 9, 2022, the Company entered into a letter agreement with Chardan Capital Markets, LLC (“Chardan”) in which the company retains Chardan to provide strategic and capital markets advisory services. As compensation for such services, the Company is to pay Chardan advisory fees which become payable upon the consummation of the business combination.

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

On March 29, 2024, the Parties entered into an amendment no. 1 (the “Amendment”) to the Merger Agreement in accordance with the terms of the Merger Agreement. Under the Amendment, (i) the original provision of fairness opinion issuance date under section 4.2(a) was amended to no later than May 31, 2024; (ii) under section 4.2(b), the delivery date of the Parent Parties’ written due diligence request list to the Company was amended to no later than May 1, 2024 and the Company delivery date of the due diligence items based on the written due diligence request list was amended to no later than May 15, 2024; and (iii) the definition of “Outside Date” under section 12(d)(i) was amended to November 15, 2024.

As previously disclosed, pursuant to the terms of a Share Purchase Agreement (“SPA”) dated June 30, 2023, by and among Kairous Ventures Limited (“KVL”), and Regeneration Capital (Cayman) Limited (the “Buyer”), KVL agreed to sell to Buyer, and Buyer agreed to purchase from KVL, an aggregate of 49 ordinary shares, representing a 49% equity interest in, Kairous Asia Limited, which is the Company’s sponsor (the “Sponsor”) for an aggregate purchase price of $1,486,504 (the “Transaction”). In addition, KVL also offered the Buyer a 30-day call option to purchase the remaining 51% equity interest in the Sponsor at cash consideration of approximately $1.1 million. The Transaction was consummated on July 14, 2023, and the Buyer did not exercise the call option before it expired.

The Company analyzed the SPA entered into in June 2023 under SAB Topic 5, Miscellaneous Accounting, section T, Accounting for Expenses or Liabilities Paid by Principal Stockholder(s) and concluded that the SPA provides the Company with a benefit in the form of the right to receive additional extension contributions from the Buyer. However because the fair value of 49% equity interest in the Sponsor and the 30-day call option was below the cash consideration of $1.49 million, KVL sold 49% equity interest at premium and the Company did not record expense under SAB Topic 5T.

The Buyer and Bamboo Mart Limited are under the common control of NR Instant Produce PCL. Mr. Dhas Udomdhammabhakdi was appointed as an independent director and chairman of the Audit Committee of Kairous Acquisition Corp. Limited on November 25, 2023. He has served as an independent director since 2018 and as Chairman of risk management committee since 2021 of the board of NR Instant Produce PCL.

NOTE 7 — SHAREHOLDERS’ EQUITY

Ordinary Shares — The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of March 31, 2024 and June 30, 2023, there were 2,346,143 ordinary shares issued and outstanding in shareholders’ equity. As of March 31, 2024 and June 30, 2023, there were an additional 1,337,763 and 2,089,816 ordinary shares included in temporary equity on the balance sheets, respectively. During the year ended June 30, 2023, shareholders elected to redeem 5,710,184 ordinary shares for a total redemption amount of $58,312,401 withdrawn from the Trust Account. On December 14, 2023, shareholders elected to redeem 752,053 ordinary shares for a total redemption amount of $8,621,702 withdrawn from the Trust Account.

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

NOTE 8 — SUBSEQUENT EVENTS

On April 12, 2024 and May 13, 2024, the Company issued two unsecured promissory note, in the principal amount of $50,000 and $50,000, respectively, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the business combination period to June 16, 2024. The Notes do not bear interest and matures upon the closing of a business combination by the Company. In addition, the Notes will be converted by the holder into ordinary shares of the Company at a price of $10.10 per share at the closing of a business combination.

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

On December 14, 2023, the shareholders approved the amendment to the investment management trust agreement, pursuant to which the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from December 16, 2023 to December 16, 2024 by depositing into the trust account $50,000 for each one-month extension. From December 15, 2023 through May 13, 2024, the Company issued six unsecured promissory notes, each in an amount of $50,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until June 16, 2024. In the event that a Business Combination does not close by June 16, 2024, or up to December 16, 2024, and no amounts will thereafter be due thereon.

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

On March 29, 2024, the Parties entered into an amendment no. 1 (the “Amendment”) to the Merger Agreement in accordance with the terms of the Merger Agreement. Under the Amendment, (i) the original provision of fairness opinion issuance date under section 4.2(a) was amended to no later than May 31, 2024; (ii) under section 4.2(b), the delivery date of the Parent Parties’ written due diligence request list to the Company was amended to no later than May 1, 2024 and the Company delivery date of the due diligence items based on the written due diligence request list was amended to no later than May 15, 2024; and (iii) the definition of “Outside Date” under section 12(d)(i) was amended to November 15, 2024.

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

The Buyer and Bamboo Mart Limited are under the common control of NR Instant Produce PCL. Mr. Dhas Udomdhammabhakdi was appointed as an independent director and chairman of the Audit Committee of Kairous Acquisition Corp. Limited on November 25, 2023. He has served as an independent director since 2018 and as Chairman of risk management committee since 2021 of the board of NR Instant Produce PCL.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from March 24, 2021 (inception) through March 31, 2024 have been organizational activities and those necessary to prepare for the Initial Public Offering and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had net income of $46,544, which resulted from interest income on the operating account and the cash held in a trust account (the “Trust Account”) in the amount of $204,839, offset by operating costs of $158,295.

For the three months ended March 31, 2023, we had a net income of $17,134, which resulted from interest income on the operating account and the investments held in a trust account (the “Trust Account”) in the amount of $230,910, partially offset by operating costs of $213,776.

For the nine months ended March 31, 2024, we had net income of $69,863, which resulted from interest income on the operating account and the cash and investments held in a trust account (the “Trust Account”) in the amount of $812,041, offset by operating costs of $742,178.

For the nine months ended March 31, 2023, we had a net income of $288,612, which resulted from interest income on the operating account and the investments held in a trust account (the “Trust Account”) in the amount of $1,112,587, partially offset by operating costs of $823,975.

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

For the nine months ended March 31, 2024, net cash used in operating activities was $500,040, which was due to net income of $69,863 and interest income on investments held in the Trust Account of $812,040, partially offset by changes in operating assets and liabilities of $242,137.

For the nine months ended March 31, 2023, net cash used in operating activities was $659,638, which was due to net income of $288,612 and interest income on investments held in the Trust Account of $1,112,564, partially offset by changes in operating assets and liabilities of $258,487.

As of March 31, 2024, we had cash of $385 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

As of March 31, 2024, the Company had insufficient liquidity to meet its future obligations. As of March 31, 2024, the Company had working capital deficit of $2,813,646 and cash of $385. The Company has an accumulated deficit and has not generated cash from operations to support its ongoing business plan. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2024.

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

Net Income Per Ordinary Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. For the three and nine months ended March 31, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. As of March 31, 2024 and June 30, 2023, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective July 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on July 1, 2021. The Company assesses that ASU 2020-06 would not have a material impact on its consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

On December 14, 2023, the FASB issued a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09, Improvements to Income Tax Disclosures, applies to all entities subject to income taxes. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. For entities other than public business entities (non-PBEs), the requirements will be effective for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2024, we were not subject to any market or interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of such date.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Exhibit No.	Description
2.1	Amendment No. 1 to Agreement and Plan of Merger, dated March 29, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 2, 2024)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2024

Kairous Acquisition Corp. Limited

By:	/s/ Athiwat Apichote
Athiwat Apichote
Chief Executive Officer

