Form 10-K
period 2024-06-30
Kairous Acquisition Corp. Ltd
filed 2024-10-08
CIK 1865468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-41155

KAIROUS ACQUISITION CORP. LIMITED

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 39 Marina Bay Financial Centre Tower 2, 10 Marina Boulevard, City Singapore 018983, Singapore	018983
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +603–7733 9340

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, $0.0001 par value, one-half (1/2) of one redeemable warrant and one right entitling the holder to receive one-tenth of an ordinary share	KACLU	The Nasdaq Stock Market LLC
Ordinary shares, par value $0.0001 per share	KACL	The Nasdaq Stock Market LLC
Redeemable warrants, each exercisable for one ordinary share at an exercise price of $11.50 included as part of the units	KACLW	The Nasdaq Stock Market LLC
Rights, each to receive one-tenth of one ordinary share	KACLR	The Nasdaq Stock Market LLC

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

At December 29, 2023, which is the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was approximately $42.2 million.

The number of shares outstanding of the Registrant’s ordinary shares as of October 8, 2024 was 3,683,906.

DOCUMENTS INCORPORATED BY REFERENCE

None.

KAIROUS ACQUISITION CORP. LIMITED

Annual Report on Form 10-K for the Year Ended June 30, 2024

i

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

On September 30, 2023, we entered into that certain Agreement and Plan of Merger (the “Original Merger Agreement”) with KAC Merger Sub 1, a Cayman Islands exempted company and our wholly owned subsidiary (“Purchaser”), KAC Merger Sub 2, a Cayman Islands exempted company and wholly owned subsidiary of Purchaser (“Merger Sub”), NR Instant Produce Public Company Limited, company formed under the laws of Thailand, and Bamboo Mart Limited, a Cayman Islands exempted company (the “Bamboo Mart”).

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

On July 18, 2024, the parties agreed to amend the merger consideration to $188,000,000 with two portions of earn out payments.

On September 25, 2024, the Company entered into an amended and restated agreement and plan of merger (as it may be amended, supplemented, or otherwise modified from time to time, the “A&R Merger Agreement”), by and among the Company, Purchaser, Merger Sub, the Principal Shareholders, and Bamboo Mart, pursuant to which (a) the Company will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into Bamboo Mart (the “Acquisition Merger”), with Bamboo Mart surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Proposed Business Combination”). Following the Proposed Business Combination, Purchaser will be a publicly traded company. The closing of the Proposed Business Combination shall occur no later than March 31, 2025.

In addition to the merger consideration to $188,000,000 to be received in connection with the Acquisition Merger, the Bamboo Shareholders have the right to receive “Earnout Consideration” (as defined in the A&R Merger Agreement) of up to 8,554,455 shares of the Purchaser Ordinary Shares as follows:

Number of Purchaser Ordinary Shares to be Received	Condition to be Satisfied
Up to 2,930,693 Purchaser Ordinary Shares

(i) if the volume-weighted average price (“VWAP”) is equal to or greater than $12.50 per share for any 20 out of 30 consecutive trading days within three years after the Closing Date, Purchaser shall issue to the Bamboo Shareholders 1,099,010 Purchaser Ordinary Shares;

(ii) if the VWAP is equal to or greater than $15.00 per share for any 20 out of 30 consecutive trading days within three years after the Closing Date, in addition to the issuance of the Earnout Shares set forth in subparagraph (i) above, Purchaser shall issue to the Bamboo Shareholders 1,099,010 Purchaser Ordinary Shares; and

(iii) if the VWAP is equal to or greater than $17.50 per share for any 20 out of 30 consecutive trading days within three years after the Closing Date, in addition to the issuance of the Earnout Shares set forth in subparagraphs (i) and (ii) above, Purchaser shall issue to the Bamboo Shareholders 732,673 Purchaser Ordinary Shares.

Up to 5,623,762 Purchaser Ordinary Shares

(i) if the revenue of the Bamboo Group for the fiscal year commencing from January 1, 2025 and ending on December 31, 2025 equals or exceeds $122,800,000, Purchaser shall issue to the Bamboo Shareholders 2,811,881 Purchaser Ordinary Shares; and

(ii) if the revenue of the Bamboo Group for the fiscal year commencing from January 1, 2026 and ending on December 31, 2026 equals or exceeds $170,200,000, in addition to the issuance of the Tranche 2 Earnout Shares set forth in subparagraph (i) above, Purchaser shall issue to the Bamboo Shareholders 2,811,881 Purchaser Ordinary Shares.

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

As approved by our shareholders at the Annual Meeting of Shareholders on December 14, 2023, we entered into an amendment, dated December 15, 2023 (the “Trust Amendment”) to the investment management trust agreement, dated December 13, 2021, as amended on December 7, 2022, with Continental Stock Transfer & Trust Company. Pursuant to the Trust Amendment, the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from December 16, 2023 to December 16, 2024 by depositing into the trust account $50,000 for each one-month extension.

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

On December 15, 2023, January 10, 2024, February 12, 2024, March 15, 2024, April 12, 2024, May 15, 2024, June 13, 2024, July 15, 2024, August 16, 2024 and September 13, 2024, Kairous issued various Extension Notes to the Sponsor, in the amount of $50,000 each, which amounts were deposited into the Trust Account to extend the available time to complete a business combination to October 16, 2024.

Competitive strengths

We believe our specific competitive strengths to be the following:

Experienced Management Team with Proven Track Record

Our management team has a proven track record of successfully managing investments and generating an attractive return for investors. Mr. Athiwat Apichote, our Chief Executive Officer, has extensive business development experience. Ms. Usanee Lekvanichkul, our Chief Financial Officer has more than 23 years of   experience in the end-to-end M&A life cycle, covering several areas such as target screening, due diligence, valuation, closing account review, purchase price allocation, pricing negotiation, and sell & purchase agreement review. Her extensive experience covers several industries such as manufacturing, food processing, automobile & spare parts, consumer products, construction materials, advertising, banking, and leasing businesses. Both our Chief Executive Officer and Chief Financial Officer are considered cross-border specialists having significant business experiences in cross-border ventures.

Strong Deal Sourcing Capability

We believe our regional footprint has given us a strong deal sourcing capability. Together with our management team, we believe we have a broad network of contacts and corporate relationships that make us efficient at sourcing the best deal for a business combination in order to attempt to bring maximum returns for our investors.

Regional Coverage with Local Expertise

Our ability to expedite the growth in the region by cross-border expansion, transfer of know-how and talents between the regions, deep dive in the different respective markets in Southeast Asia has always been one of the key values sought by our partners and investees.

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

Strong Financial Position and Flexibility

With the funds held in our trust account, we can offer a target business a variety of options to facilitate a business combination and fund future expansion and growth of its business. Because we are able to consummate a business combination using the cash proceeds from the IPO and Private Placement, our share capital, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing.]

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

As approved by our shareholders at the Annual Meeting of Shareholders on December 14, 2023, we entered into an amendment, dated December 15, 2023 (the “Trust Amendment”) to the investment management trust agreement, dated December 13, 2021, as amended on December 7, 2022, with Continental Stock Transfer & Trust Company. Pursuant to the Trust Amendment, the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from December 16, 2023 to December 16, 2024 by depositing into the trust account $50,000 for each one-month extension.

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

On December 15, 2023, January 10, 2024, February 12, 2024, March 15, 2024, April 12, 2024, May 15, 2024, June 13, 2024, July 15, 2024, August 16, 2024 and September 13, 2024, Kairous issued various Extension Notes to the Sponsor, in the amount of $50,000 each, which amounts were deposited into the Trust Account to extend the available time to complete a business combination to October 16, 2024 .

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

Redemption of Public Shares and Liquidation if No Business Combination

If we do not complete a business combination by October 16, 2023 (or up to 24 months after the consummation of the IPO, if we extend the time to complete a business combination as described in this Form 10-K) from the consummation of the IPO, our amended and restated memorandum and articles of association provides that we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $50,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. However, if we anticipate that we may not be able to consummate our initial business combination by October 16, 2023 , we may, but are not obligated to, further extend the period of time to consummate a business combination two times by an additional one month each time (for a total of up to 24 months to complete a business combination).

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

Facilities

We maintain our principal executive office at Level 39 Marina Bay Financial Centre Tower 2, 10 Marina Boulevard, City Singapore 018983, Singapore. We consider our current office space adequate for our current operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our IPO.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices at Level 39 Marina Bay Financial Centre Tower 2, 10 Marina Boulevard, City Singapore 018983, Singapore. We consider our current office space adequate for our current operations.

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

Holders of Record

As of September 30, 2024, there were 3,683,906 of our ordinary shares issued and outstanding held by 9 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

As approved by our shareholders at the Annual Meeting of Shareholders on December 14, 2023, we entered into an amendment, dated December 15, 2023 (the “Trust Amendment”) to the investment management trust agreement, dated December 13, 2021, as amended on December 7, 2022, with Continental Stock Transfer & Trust Company. Pursuant to the Trust Amendment, the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from December 16, 2023 to December 16, 2024 by depositing into the trust account $50,000 for each one-month extension.

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

On December 15, 2023, January 10, 2024, February 12, 2024, March 15, 2024, April 12, 2024, May 15, 2024, June 13, 2024, July 15, 2024, August 16, 2024 and September 13, 2024, Kairous issued various Extension Notes to the Sponsor, in the amount of $50,000 each, which amounts were deposited into the Trust Account to extend the available time to complete a business combination to October 16, 2024.

Business Combination Agreement

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

On September 30, 2023, we entered into that certain Agreement and Plan of Merger (the “Original Merger Agreement”) with KAC Merger Sub 1, a Cayman Islands exempted company and our wholly owned subsidiary (“Purchaser”), KAC Merger Sub 2, a Cayman Islands exempted company and wholly owned subsidiary of Purchaser (“Merger Sub”), NR Instant Produce Public Company Limited, company formed under the laws of Thailand, and Bamboo Mart Limited, a Cayman Islands exempted company (the “Bamboo Mart”).

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

On July 18, 2024, the parties agreed to amend the merger consideration to $188,000,000 with two portions of earn out payments.

On September 25, 2024, the Company entered into an amended and restated agreement and plan of merger (as it may be amended, supplemented, or otherwise modified from time to time, the “A&R Merger Agreement”), by and among the Company, Purchaser, Merger Sub, the Principal Shareholders, and Bamboo Mart, pursuant to which (a) the Company will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into Bamboo Mart (the “Acquisition Merger”), with Bamboo Mart surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Proposed Business Combination”). Following the Proposed Business Combination, Purchaser will be a publicly traded company. The closing of the Proposed Business Combination shall occur no later than March 31, 2025.

In addition to the merger consideration to $188,000,000 to be received in connection with the Acquisition Merger, the Bamboo Shareholders have the right to receive “Earnout Consideration” (as defined in the A&R Merger Agreement) of up to 8,554,455 shares of the Purchaser Ordinary Shares as follows:

Number of Purchaser Ordinary Shares to be Received	Condition to be Satisfied
Up to 2,930,693 Purchaser Ordinary Shares

(i) if the volume-weighted average price (“VWAP”) is equal to or greater than $12.50 per share for any 20 out of 30 consecutive trading days within three years after the Closing Date, Purchaser shall issue to the Bamboo Shareholders 1,099,010 Purchaser Ordinary Shares;

(ii) if the VWAP is equal to or greater than $15.00 per share for any 20 out of 30 consecutive trading days within three years after the Closing Date, in addition to the issuance of the Earnout Shares set forth in subparagraph (i) above, Purchaser shall issue to the Bamboo Shareholders 1,099,010 Purchaser Ordinary Shares; and

(iii) if the VWAP is equal to or greater than $17.50 per share for any 20 out of 30 consecutive trading days within three years after the Closing Date, in addition to the issuance of the Earnout Shares set forth in subparagraphs (i) and (ii) above, Purchaser shall issue to the Bamboo Shareholders 732,673 Purchaser Ordinary Shares.

Up to 5,623,762 Purchaser Ordinary Shares

(i) if the revenue of the Bamboo Group for the fiscal year commencing from January 1, 2025 and ending on December 31, 2025 equals or exceeds $122,800,000, Purchaser shall issue to the Bamboo Shareholders 2,811,881 Purchaser Ordinary Shares; and

(ii) if the revenue of the Bamboo Group for the fiscal year commencing from January 1, 2026 and ending on December 31, 2026 equals or exceeds $170,200,000, in addition to the issuance of the Tranche 2 Earnout Shares set forth in subparagraph (i) above, Purchaser shall issue to the Bamboo Shareholders 2,811,881 Purchaser Ordinary Shares.

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

For the year ended June 30, 2024, we had net income of $107,203, which resulted from interest income on the operating account and the investments held in a trust account (the “Trust Account”) in the amount of $1,021,573, offset by operating costs of $914,370.

For the year ended June 30, 2023, we had net income of $451,465, which resulted from interest income on the operating account and the investments held in a trust account (the “Trust Account”) in the amount of $1,380,151, offset by operating costs of $928,686.

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

For the year ended June 30, 2024, net cash used in operating activities was $729,744, which was due to net income of $107,203 and interest income on investments held in the Trust Account of $1,021,571, partially offset by changes in operating assets and liabilities of $184,624.

For the year ended June 30, 2023, net cash used in operating activities was $778,606, which was due to net income of $451,465 and interest income on investments held in the Trust Account of $1,380,128, partially offset by changes in operating assets and liabilities of $150,057.

As of June 30, 2024, we had cash of $985 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

As of June 30, 2024, the Company had insufficient liquidity to meet its future obligations. As of June 30, 2024, the Company had working capital deficit of $3,135,837 and cash of $985. Though the Company made net income for the year ended June 30, 2024, the income was primarily contributed by income earned on investments held in Trust Account. The Company has a history of losses, an accumulated deficit and has not generated cash from operations to support its ongoing business plan. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standard Update (“ASU”) No. 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that its history of losses and insufficient liquidity raise substantial doubt about the ability to continue as a going concern. In addition to if the Company does not close the Business Combination by up to December 16, 2024 (36 months after the consummation of the IPO, if the time period is further extended, as described herein), the Company is required to cease all operations, redeem the public shares and thereafter liquidate and dissolve. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2024.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. The remeasurement adjustment associated with the redeemable ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As of June 30, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. As of June 30, 2024 and 2023, we did not have any critical accounting estimates to be disclosed.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2024.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the year ended June 30, 2024, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in deposited in the trust account, was invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that internal controls over financial reporting as of June 30, 2024 were effective.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of September [*], 2024.

Name	Age	Position
Athiwat Apichote	52	Chief Executive Officer and Director
Usanee Lekvanichkul	61	Chief Financial Officer and Director
Duke Fu	44	Independent Director and Chairman of Board
Dhas Udomdhammabhakdi	65	Independent Director
Chandresh Patel	65	Independent Director

The experience of our 14F directors and new executive officers is as follows:

Mr. Athiwat Apichote is our Chief Executive Officer and a Director. Mr. Apichote has extensive sales and marketing experience. He has worked with key account customers and has coached sales teams. He has extensive experience in sales and marketing as well as in expanding market share. Since February 2021, Mr. Apichote has worked as a business consultant and a director at Thai Palitpol Rungroeng Co.,Ltd, providing sales and marketing advice. From June 2017 to January 2021, he worked as the Chief Marketing Officer and a director at P.C.S. Machine Group Holding, a public company in Thailand. From September 2015 to May 2017, he worked as a business line manager and a director at Atlas Copco (Thailand ) Ltd. Mr. Apichote received a Bachelor of Science in Packaging Technologies from Kasetsart University in 1993. He received his MBA degree majored in marketing from Assumption University in 2003.

Ms. Usanee Lekvanichkul is our Chief Financial Officer and a Director. She has 23 years of experience in financial advisory with Deloitte in Thailand and extensive experience in the end-to-end M&A life cycle, covering several areas such as acquisition target screening, due diligence, valuation, closing account review, purchase price allocation, pricing negotiations, and sale & purchase agreement review. Her extensive experience covers several industries such as manufacturing, food processing, automobile & spare parts, consumer products, advertising, banking, and leasing. With a focus on corporate financial services (as both a buy-side and sell-side advisor), during the last five years, she recently completed deals such as selling an auto parts company at the price of 2 billion Thai Bhat (THB) and helping a foreign investor to acquire a target company in Thailand with a deal size of almost THB 1 billion. She also has experience in corporate restructuring as a planner and plan administrator, managing debt of more than THB 3 billion for a listed company on the Stock Exchange of Thailand. As a plan administrator, she was responsible for negotiating with 23 financial institutions (both local and foreign commercial banks) in Thailand and in foreign countries, negotiating for debt reduction, converting debt to equity, among other projects. With experience in several industries and with multiple stakeholders, her professional experience with both domestic and international firms make her an excellent candidate who is able to contribute constructive ideas and opinions to the Board. From 1999 to May 2023, Ms. Lekvanichkul has served as Associate Director, Director, and then a Partner at Deloitte Touche Tohmatsu Jaiyos Advisory Co., Ltd. She received a bachelor’s degree in business administration from Assumption Business Administration College in 1984. She received a master of science in Accounting from Thammasat University in 1990.

Mr.Duke Fu is our Independent Director and Chairman of our board. Mr. Fu has extensive experience in private and public markets as owner, operator and investor with transaction experience of over $10 billion in the aggregate. Since April 2015, he has served as the CEO at Green Therapeutics LLC, for which he oversees business and strategy. From November 2020 to August 2022, he served as the CEO and COO of Australis Capital Inc., a public company in Canada. He received a Doctor of Pharmacy and an MBA degree from University of New Mexico in 2002.

Mr. Dhas Udomdhammabhakdi is our Independent Director. He has education background as well as training in various sectors of financial, accounting, audit and related areas. He also has extensive experience working as an independent director as well as Audit Committee for various public listed companies in Thailand. Since 2018, he has, as independent director, of the board at NR Instant Produce PCL. Since 2020, he has served as Chairman of the board at True Energy Co. Ltd. Since 1994, he has worked as a director at Tannon Co. Ltd. Since August 2014, he has served as independent director at Grand Prix International PCL, a public company in Thailand. Mr. Udomdhammabhakdi received his bachelor’s degree in accounting from Thammasat University in 1981, his diploma in auditing from Chulalongkorn University in 1983, his MBA (International Management) degree from University of Dallas in 1987, and his Doctor of Philosophy in social science from Magadh University in 2003. Mr. Udomdhammabhakdi received CPA License in Thailand in 1984 and ASEAN CPA License in 2017. He received his Diploma in Director Certification from Thai Institute of Directors in 2018 and has been a fellow member of Thai Institute of Directors since 2018.

Mr. Chandresh Patel, is our Independent Director. Since 1997, he has served as a managing director of his family business, which is one of the UK’s leading food importers, distributors & brand builder of authentic food and drink brands from around the world. His business represents 85 brands across 9 categories with extensive portfolio of products. He has expertise in retail grocery business with many SKUs. He received a degree in commerce from Gujarat University in 1977.

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

Board Committees

The Board has a standing audit, corporate governance and nominating and compensation committee. The independent directors oversee director nominations. Each audit committee and compensation committee has a charter.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held two meetings during the fiscal year ended June 30, 2024.

The members of the Audit Committee are Duke Fu, Dhas Udomdhammabhakdi and Chandresh Patel, each of whom is an independent director under NASDAQ’s listing standards. Dhas Udomdhammabhakdi is the Chairperson of the audit committee. The Board has determined that Dhas Udomdhammabhakdi qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Corporate Governance and Nominating Committee

We have established a corporate governance and nominating committee of the board of directors, which consists of Duke Fu, Dhas Udomdhammabhakdi and Chandresh Patel, each of whom is an independent director under Nasdaq’s listing standards. Duke Fu is the Chairperson of the corporate governance and nominating committee. The corporate governance and nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The corporate governance and nominating committee will consider persons identified by its members, management, shareholders, investment bankers and others. The Corporate Governance and Nominating Committee held one meeting during the fiscal year ended June 30, 2024.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Duke Fu, Dhas Udomdhammabhakdi and Chandresh Patel, each of whom is an independent director under Nasdaq’s listing standards. Chandresh Patel is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

● if required, producing a report on executive compensation to be included in our annual proxy statement; and

● reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors  .

Our CEO and director, Athiwat Apichote, and our CFO and director, Usanee Lekvanichkul has each received 100,000 Baht (approximately $2,800) each month since November 2023. No other compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements entered into in connection with such initial business combination. The Compensation Committee held one meeting during the fiscal year ended June 30, 2024.

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

Executive Officers and Director Compensation

Our CEO and director, Athiwat Apichote, and our CFO and director, Usanee Lekvanichkul has each received 100,000 Baht (approximately $2,800) each month since November 2023. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each person who is known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group as of June 30, 2024.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants or conversion of rights, as the warrants are not exercisable within 60 days of June 30, 2024 and the rights are not convertible within 60 days of June 30, 2024.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Ordinary Shares	Approximate Percentage of Outstanding Ordinary Shares
Kairous Asia Limited (i.e. the Sponsor) (2)	2,143,143	58.18%
Athiwat Apichote	-	-
Usanee Lekvanichkul	-	-
Duke Fu	-	-
Dhas Udomdhammabhakdi	-	-
Chandresh Patel	-	-
All directors and executive officers as a group (5 individuals)	-	-
Feis Equities LLC (3)	456,970	12.40%
Polar Asset Management Partners Inc.(4)	300,000	8.14%
Mizuho Financial Group, Inc. (5)	264,746	7.19%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Kairous Acquisition Corp. Limited, Level 39 Marina Bay Financial Centre Tower 2, 10 Marina Boulevard, City Singapore 018983, Singapore.

(2)	Represents shares held by Kairous Asia Limited, the Sponsor. The Sponsor is owned as to 51% by Kairous Ventures Limited, which in turn is owned as to 66.5% by Joseph Lee Moh Hon and 33.5% by Kean Yaw See Toh; and as to 49% by Regeneration Capital (Cayman) Limited. By virtue of Mr. Joseph Lee Moh Hon’s control over Kairous Ventures Limited and hence the Sponsor, he is deemed to have shared voting and investment power over the ordinary shares held by the Sponsor. Mr. Joseph Lee Moh Hon disclaims his beneficial ownership of the shares held of record by the Sponsor other than his pecuniary interest therein.

(3)	Based on a Schedule 13G filed by the reporting person, beneficial ownership of these securities may be attributed to Feis Equities LLC and Lawrence M. Feis. The business address of each of the reporting entity or individual is 20 North Wacker Drive, Suite 2115, Chicago, Illinois 60606.

(4)	Based on a Schedule 13G filed by the reporting person, beneficial ownership of these securities may be attributed to Polar Asset Management Partners Inc., an investment fund manager, portfolio manager, exempt market dealer and commodity trading manager registered with the Ontario Securities Commission, which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company. The address for the reporting person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(5)	Based on a Schedule 13G filed by the reporting person, beneficial ownership of these securities may be attributed to Mizuho Financial Group, Inc.. Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of said equity securities directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary. The address for the reporting person is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

(6)

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

Founder Shares

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

Working Capital Note

On April 23, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Working Capital Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. On May 12, 2021, the amount of the Working Capital Note was increased to $1,000,000. On December 10, 2021, the Sponsor agreed to provide an extension to the maturity date of the Working Capital Note. The Working Capital Note is non-interest bearing and payable on the earlier of (i) July 30, 2023 or (ii) the consummation of the Initial Business Combination. The Working Capital Note was amended on May 10, 2023 to provide that the Working Capital Note shall be payable on the earlier of: (i) July 30, 2023 or (ii) the date on which the Company consummates the initial business combination, by conversion of the Working Capital Note into ordinary shares of the Company concurrently with the closing of a business combination at a price of $10.10 per share. The Working Capital Note was further amended on September 18, 2023 to provide that the Working Capital Note shall be payable on the earlier of: (i) December 16, 2023 or (ii) the date on which the Company consummates the initial business combination, by conversion of the Working Capital Note into ordinary shares of the Company concurrently with the closing of a business combination at a price of $10.10 per share. On October 25, 2023, the Company and the Sponsor entered into another amendment to the Working Capital Note to increase the principal amount of the Working Capital Note from $1,000,000 to $2,000,000. On February 27, 2024  , the Working Capital Note was amended to provide that the Working Capital Note shall be payable on the earlier of: (i) December 16, 2024 or (ii) the date on which the Company consummates the initial business combination, by conversion of the Working Capital Note into ordinary shares of the Company concurrently with the closing of a business combination at a price of $10.10 per share.

As of June 30, 2024 and 2023, there was $1,111,370 and $420,000 outstanding under the Working Capital Note, respectively.

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

On December 14, 2023, the shareholders approved the amendment to the investment management trust agreement, pursuant to which the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from December 16, 2023 to December 16, 2024 by depositing into the trust account $50,000 for each one-month extension. From December 15, 2023 through September 13, 2024, the Company issued ten unsecured promissory notes, each in an amount of $50,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until October 16, 2024. In the event that a Business Combination does not close by October 16, 2024, or up to December 16, 2024, and no amounts will thereafter be due thereon.

As of June 30, 2024 and 2023, there were $1,790,000 and $840,000 outstanding under the Extension Loans.

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

During the years ended June 30, 2024 and 2023, the Company recorded $30,000 and $60,000 in management fees, respectively. During the year ended June 30, 2024 and 2023, the Company paid management fees of $30,000 and $60,000, respectively, to the Sponsor. As of June 30, 2024 and 2023, the Company had management fees payable of $2,833 and $2,833, respectively, due to the Sponsor.

In addition, the fees due to the Sponsor under the administrative support agreement, from time to time, the Company will pay the Sponsor for miscellaneous operating expenses. During the year ended June 30, 2024 and 2023, the Company was charged of $nil and $14,787, respectively, by the Sponsor for operating expenses. The Company paid such expenses of $nil and $14,777 during the year ended June 30, 2024 and 2023, respectively. The Company had outstanding operating fees payable of $10 and $10, respectively, due to the Sponsor as of June 30, 2024 and 2023.

On January 1, 2024, the Company has agreed to pay NR Instant Produce PCL (“NRIP”) (a parent company of the Sponsor Shareholder) a total of $5,000 per month for office space, utilities and secretarial and administrative support during the Combination Period.

During the years ended June 30, 2024 and 2023, the Company recorded $30,000 and $nil in management fees, respectively. During the year ended June 30, 2024, the Company did not pay management fees to NRIP (a parent company of the Sponsor Shareholder). As of June 30, 2024 and 2023, the Company had management fees payable of $30,000 and $nil, respectively, due to the NRIP (a parent company of the Sponsor Shareholder).

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by the chosen registered public accounting firm in connection with regulatory filings. The aggregate fees billed by Marcum Asia for professional services rendered for the audit of annual financial statements, review of the financial information included in our Forms 10-Q and other required filings with the SEC for the year ended June 30, 2024 and 2023 totaled $113,300 and $141,203, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not engage Marcum Asia for consulting services concerning financial accounting and reporting standards during the year ended June 30, 2024 and June 30, 2023 and did no incur audit-related expenses for the relevant periods.

Tax Fees. We did not engage Marcum Asia for tax services during the year ended June 30, 2024 and June 30, 2023 and did no incur tax expenses for the relevant periods.

All Other Fees. We did not engage Marcum Asia for all other services during the year ended June 30, 2024 and June 30, 2023 and did no incur other service expenses for the relevant periods.

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

(3)	See attached Exhibit Index of this Annual Report on Form 10-K

(b)	Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 13, 2021, by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 16, 2021)

2.1	Amended and Restated Agreement and Plan of Merger, dated September 25, 2024 by and among KACL, KAC Merger Sub 1, KAC Merger Sub 2, Bamboo Mart Limited, and NR Instant Produce Public Company Limited (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 1, 2024)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 16, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 19, 2021)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 19, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 19, 2021)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 19, 2021)

4.5	Warrant Agreement, dated December 13, 2021, by and between Continental and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2021)

4.6	Rights Agreement, dated December 13, 2021, by and between Continental and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 16, 2021)

4.7	Form of Unit Purchase Option between the Registrant and Maxim Group LLC (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 16, 2021)

10.1	Letter Agreements by and between the Registrant and each of the officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 16, 2021)

10.2	Letter Agreement, dated December 13, 2021, by and between the Company and its Sponsor (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 16, 2021)

10.3	Investment Management Trust Account Agreement, dated December 13, 2021, by and between Continental and the Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 16, 2021)

10.4	Stock Escrow Agreement, dated December 13, 2021, among the Registrant, Continental, and the initial shareholders (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 16, 2021)

10.5	Registration Rights Agreement, dated December 13, 2021, among the Registrant and certain shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 16, 2021)

10.6	Subscription Agreement between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 16, 2021)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 19, 2021)

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 19, 2021)

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 19, 2021)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 19, 2021)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kairous Acquisition Corp. Limited

Dated: October 8, 2024	By:	/s/ Athiwat Apichote
	Name:	Athiwat Apichote
	Title:	Chief Executive Officer

Kairous Acquisition Corp. Limited

Dated: October 8, 2024	By:	/s/ Usanee Lekvanichkul
	Name:	Usanee Lekvanichkul
	Title:	Chief Financial Officer

KAIROUS ACQUISITION CORP. LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Kairous Acquisition Corp. Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kairous Acquisition Corp. Limited (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities on or before October 16, 2024 or by resolution of directors, at the request of the Sponsor, accompanying by making additional contributions to the Trust account to extend the business combination deadline by an additional two months through December 16, 2024. The Company entered into an agreement and plan of merger with a business combination target on September 30, 2023; however, the completion of this transaction is subject to the approval of the Company’s shareholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to October 16, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after October 16, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

October 8, 2024

Firm ID# 5395

NEW YORK OFFICE ● 7 Penn Plaza ● Suite 830 ● New York, New York ● 10001

Phone 646.442.4845 ● Fax 646.349.5200 ● www.Marcum Asia.com

KAIROUS ACQUISITION CORP. LIMITED

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	June 30, 2023
ASSETS
Current Assets:
Cash	$985	$39,359
Prepaid expenses and other current assets	72,202	72,810
Total Current Assets	73,187	112,169

Cash and investments held in the Trust Account	16,152,108	22,802,239
Total Assets	$16,225,295	$22,914,408

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$307,654	$123,638
Extension loans	1,790,000	840,000
Working capital note - sponsor	1,111,370	420,000
Total Current Liabilities	3,209,024	1,383,638

Deferred underwriting commission	2,730,000	2,730,000
Total Liabilities	5,939,024	4,113,638

COMMITMENTS AND CONTINGENCIES (Note 6)

Ordinary shares subject to possible redemption, $0.0001 par value; 1,337,763 shares and 2,089,816 shares outstanding at June 30, 2024 and 2023, respectively (at redemption value)	16,152,108	22,802,239

Shareholders’ Deficit:
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 2,346,143 shares issued and outstanding at June 30, 2024 and 2023 (excluding 1,337,763 and 2,089,816 shares subject to possible redemption at June 30, 2024 and 2023, respectively)	235	235
Accumulated deficit	(5,866,072)	(4,001,704)
Total Shareholders’ Deficit	(5,865,837)	(4,001,469)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$16,225,295	$22,914,408

The accompanying notes are an integral part of these consolidated financial statements

KAIROUS ACQUISITION CORP. LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended June 30,
	2024	2023
Expenses

Administration fee - related party	$60,000	$60,000
General and administrative	854,370	868,686
Total expenses	914,370	928,686

Loss from operations	(914,370)	(928,686)

Other income:
Interest income	2	23
Income earned on cash and investments held in Trust Account	1,021,571	1,380,128
Total other income	1,021,573	1,380,151

Net income attributable to ordinary shares	$107,203	$451,465

Weighted average shares outstanding, redeemable ordinary shares – Basic and diluted	1,680,913	4,530,333
Net income per ordinary share, redeemable ordinary shares – Basic and diluted	$0.03	$0.07

Weighted average shares outstanding, non-redeemable ordinary shares – Basic and diluted	2,346,143	2,346,143
Net loss per ordinary share, non-redeemable ordinary shares – Basic and diluted	$0.03	$0.07

The accompanying notes are an integral part of these consolidated financial statements

KAIROUS ACQUISITION CORP. LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2022	2,346,143	$235	$—	$(2,233,041)	$(2,232,806)
Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(2,220,128)	(2,220,128)
Net income	—	—	—	451,465	451,465
Balance, June 30, 2023	2,346,143	$235	$—	$(4,001,704)	$(4,001,469)
Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(1,971,571)	(1,971,571)
Net income	—	—	—	107,203	107,203
Balance, June 30, 2024	2,346,143	$235	$—	$(5,866,072)	$(5,865,837)

The accompanying notes are an integral part of these consolidated financial statements

KAIROUS ACQUISITION CORP. LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$107,203	$451,465
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on cash and investments held in Trust Account	(1,021,571)	(1,380,128)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	608	37,306
Other assets	—	25,363
Accounts payable and accrued expenses	184,016	87,388
Net cash used in operating activities	(729,744)	(778,606)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(950,000)	(840,000)
Cash withdrawn from Trust Account in connection with redemption	8,621,702	58,312,401
Net cash provided by investing activities	7,671,702	57,472,401

Cash Flows from Financing Activities:
Redemption of ordinary shares	(8,621,702)	(58,312,401)
Proceeds from sponsor for extension loans	950,000	840,000
Proceeds from sponsor for working capital note	691,370	350,000
Payment of offering costs	—	(15,000)
Net cash used in financing activities	(6,980,332)	(57,137,401)

Net change in cash	(38,374)	(443,606)
Cash at beginning of period	39,359	482,965
Cash at end of period	$985	$39,359

Supplemental disclosure of non-cash financing activities:
Current period remeasurement adjustment of ordinary shares to redemption value	$1,971,571	$2,220,128

The accompanying notes are an integral part of these consolidated financial statements

KAIROUS ACQUISITION CORP. LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On October 5, 2022, the Company set up KAC Merger Sub 1, a Cayman Islands exempted company and wholly owned subsidiary of the Company. On October 5, 2022, KAC Merger Sub 1 set up KAC Merger Sub 2, a Cayman Islands exempted company and wholly owned subsidiary of KAC Merger Sub 1.

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from March 24, 2021 (inception) through June 30, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and negotiation and consummation of an initial Business Combination. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected June 30 as its fiscal year end.

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

On December 14, 2023, the shareholders approved the amendment to the investment management trust agreement, pursuant to which the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from December 16, 2023 to December 16, 2024 by depositing into the trust account $50,000 for each one-month extension. On December 15, 2023 through September 13, 2024, the Company issued ten unsecured promissory notes, each in an amount of $50,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until October 16, 2024. In the event that a Business Combination does not close by October 16, 2024, or up to December 16, 2024, and no amounts will thereafter be due thereon.

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

On September 30, 2023, the Company executed that certain Agreement and Plan of Merger (the “Merger Agreement”), by and between the Company, KAC Merger Sub 1, a Cayman Islands exempted company and wholly owned subsidiary of the Company (“Purchaser”), KAC Merger Sub 2, a Cayman Islands exempted company and wholly owned subsidiary of Purchaser (“Merger Sub”), NR Instant Produce Public Company Limited, company formed under the laws of Thailand (“NRF” or the “Shareholder”), and Bamboo Mart Limited, a Cayman Islands exempted company (“Bamboo”).

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

On July 18, 2024, the parties agreed to amend the merger consideration to $188,000,000 with two portions of earn out payments.

On September 25, 2024, the Company entered into an amended and restated agreement and plan of merger (as it may be amended, supplemented, or otherwise modified from time to time, the “A&R Merger Agreement”), by and among the Company, Purchaser, Merger Sub, the Principal Shareholders, and Bamboo Mart, pursuant to which (a) the Company will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into Bamboo Mart (the “Acquisition Merger”), with Bamboo Mart surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Proposed Business Combination”). Following the Proposed Business Combination, Purchaser will be a publicly traded company. The closing of the Proposed Business Combination shall occur no later than March 31, 2025.

In addition to the merger consideration to $188,000,000 to be received in connection with the Acquisition Merger, the Bamboo Shareholders have the right to receive “Earnout Consideration” (as defined in the A&R Merger Agreement) of up to 8,554,455 shares of the Purchaser Ordinary Shares. See Note 6 – Commitments and Contingencies – Business Combination Agreement.

Going Concern Considerations, Liquidity and Capital Resources

As of June 30, 2024, the Company had insufficient liquidity to meet its future obligations. As of June 30, 2024, the Company had working capital deficit of $3,135,837 and cash of $985. The Company has an accumulated deficit and has not generated cash from operations to support its ongoing business plan. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standard Update (“ASU”) No. 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that its history of losses and insufficient liquidity raise substantial doubt about the ability to continue as a going concern. In addition to if the Company does not close the Business Combination by October 16, 2024 or up to December 16, 2024 (36 months after the consummation of the IPO, if the time period is further extended, as described herein), the Company is required to cease all operations, redeem the public shares and thereafter liquidate and dissolve. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $985 and $39,359 as of June 30, 2024 and 2023, respectively.

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

As of June 30, 2024, the Company had cash of $16,152,108 held in the Trust Account.

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. During the year ended June 30, 2024, shareholders elected to redeem 752,053 ordinary shares for a total redemption amount of $8,621,702 withdrawn from the Trust Account. During the year ended June 30, 2023, shareholders elected to redeem 5,710,184 ordinary shares for a total redemption amount of $58,312,401 withdrawn from the Trust Account.

Accordingly, as of June 30, 2024 and 2023, the 1,337,763 and 2,089,816 ordinary shares subject to possible redemption, respectively, in the amount of $16,152,108 and $22,802,239 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

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

As of June 30, 2024 and 2023, the ordinary shares reflected on the balance sheets is reconciled in the following table:

Gross proceeds	$78,000,000
Less:
Transaction costs allocated to ordinary shares	(4,599,397)
Proceeds allocated to Public Rights and Warrants	(8,275,700)
Redemption of 5,710,184 ordinary shares	(58,312,401)
Plus:
Remeasurement adjustment of carrying value to redemption value	15,989,837

Ordinary shares subject to possible redemption – June 30, 2023	22,802,239
Plus:
Redemption of 752,053 ordinary shares	(8,621,702)
Remeasurement adjustment of ordinary shares to redemption value	1,971,571
Ordinary shares subject to possible redemption – June 30, 2024	$16,152,108

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. The remeasurement adjustment associated with the redeemable ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As of June 30, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

The following table reflects the calculation of basic and diluted net income per ordinary share.

	For the Year Ended June 30, 2024		For the Year Ended June, 2023
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Numerator: Allocation of net income, as adjusted	$44,746	$62,457	$297,431	$154,034
Denominator: Basic and diluted weighted average shares outstanding	1,680,913	2,346,143	4,530,333	2,346,143
Basic and diluted net income per ordinary share	$0.03	$0.03	$0.07	$0.07

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

As of June 30, 2024, the Company’s portfolio of investments held in the Trust Account is comprised of cash held in trust account. As of June 30, 2023, the Company’s portfolio of investments held in the Trust Account is comprised of money market funds that invest in U.S. government securities. The fair value for trading securities is determined using quoted market prices in active markets. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2024 and 2023 and indicates the fair value of held to maturity securities as follows.

	Level	June 30, 2024	June 30, 2023
Description
Assets:
Investments held in trust account	1	$-	$22,802,239

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

During the years ended June 30, 2024 and 2023, the Company recorded $30,000 and $60,000 in management fees, respectively. During the year ended June 30, 2024 and 2023, the Company paid management fees of $30,000 and $60,000, respectively, to the Sponsor. As of June 30, 2024 and 2023, the Company had management fees payable of $2,833 and $2,833, respectively, due to the Sponsor.

In addition, the fees due to the Sponsor under the administrative support agreement, from time to time, the Company will pay the Sponsor for miscellaneous operating expenses. During the year ended June 30, 2024 and 2023, the Company was charged of $nil and $14,787, respectively, by the Sponsor for operating expenses. The Company paid such expenses of $nil and $14,777 during the year ended June 30, 2024 and 2023, respectively. The Company had outstanding operating fees payable of $10 and $10, respectively, due to the Sponsor as of June 30, 2024 and 2023.

On January 1, 2024, the Company has agreed to pay NR Instant Produce PCL (“NRIP”) (a parent company of the Sponsor Shareholder) a total of $5,000 per month for office space, utilities and secretarial and administrative support during the Combination Period.

During the years ended June 30, 2024 and 2023, the Company recorded $30,000 and $nil in management fees, respectively. During the year ended June 30, 2024, the Company did not pay management fees to NRIP (a parent company of the Sponsor Shareholder). As of June 30, 2024 and 2023, the Company had management fees payable of $30,000 and $nil, respectively, due to the NRIP (a parent company of the Sponsor Shareholder).

Working Capital Note

On April 23, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Working Capital Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. On May 12, 2021, the amount of the Working Capital Note was increased to $1,000,000. On December 10, 2021, the Sponsor agreed to provide an extension to the maturity date of the Working Capital Note. The Working Capital Note is non-interest bearing and payable on the earlier of (i) July 30, 2023 or (ii) the consummation of the Initial Business Combination. The Working Capital Note was amended on May 10, 2023 to provide that the Working Capital Note shall be payable on the earlier of: (i) July 30, 2023 or (ii) the date on which the Company consummates the initial business combination, by conversion of the Working Capital Note into ordinary shares of the Company concurrently with the closing of a business combination at a price of $10.10 per share. The Working Capital Note was further amended on September 18, 2023 to provide that the Working Capital Note shall be payable on the earlier of: (i) December 16, 2023 or (ii) the date on which the Company consummates the initial business combination, by conversion of the Working Capital Note into ordinary shares of the Company concurrently with the closing of a business combination at a price of $10.10 per share. On October 25, 2023, the Company and the Sponsor entered into another amendment to the Working Capital Note to increase the principal amount of the Working Capital Note from $1,000,000 to $2,000,000. On February 27, 2024  , the Working Capital Note was amended to provide that the Working Capital Note shall be payable on the earlier of: (i) December 16, 2024 or (ii) the date on which the Company consummates the initial business combination, by conversion of the Working Capital Note into ordinary shares of the Company concurrently with the closing of a business combination at a price of $10.10 per share.

As of June 30, 2024 and 2023, there was $1,111,370 and $420,000 outstanding under the Working Capital Note, respectively.

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

On December 14, 2023, the shareholders approved the amendment to the investment management trust agreement, pursuant to which the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from December 16, 2023 to December 16, 2024 by depositing into the trust account $50,000 for each one-month extension. From December 15, 2023 through September 13, 2024, the Company issued ten unsecured promissory notes, each in an amount of $50,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until October 16, 2024. In the event that a Business Combination does not close by October 16, 2024, or up to December 16, 2024, and no amounts will thereafter be due thereon.

As of June 30, 2024 and 2023, there were $1,790,000 and $840,000 outstanding under the Extension Loans.

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

Advisory Agreement

On June 14, 2023, the Company entered into a letter agreement with Chardan Capital Markets, LLC (“Chardan”) in which the company retains Chardan to provide financial advisory services including (i) advise and assist the Company in negotiating the terms and conditions in the business combination, (ii) introduce the Company to potential targets, takeover candidates, investors and/or business partners, (iii) perform other financial advisory services as agreed upon, and (iv) engage additional broke-dealers upon the Company’s written consent. As compensation for such services, the Company is to pay Chardan advisory fees which become payable upon the consummation of the business combination. The advisory fee is the greater of (a) $2,000,000 and (b) the total of 3% of the first $100 million of merger consideration, 2% of the merger consideration between $100 million and $200 million, and 1% of the merger consideration exceeding $200 million.

Because the consummation of the business combination is contingent and is not in the control of the Company, the Company cannot reasonably assess if the liabilities due to Chardan will incur. Accordingly, the Company does not accrue expenses due to Chardan until the consummation of the business combination.

Business Combination Agreement

On December 9, 2022, the Company entered into that certain Agreement and Plan of Merger with, among others, Wellous Group Limited, a Cayman Islands exempted company (“Wellous”), which provides for a business combination between the Company and Wellous. Subsequently on June 22, 2023, we and Wellous entered into a termination agreement which provides for the mutual termination of the Agreement and Plan of Merger.

On September 30, 2023, the Company executed that certain Agreement and Plan of Merger (the “Original Merger Agreement”), by and between the Company, KAC Merger Sub 1, a Cayman Islands exempted company and wholly owned subsidiary of the Company (“Purchaser”), KAC Merger Sub 2, a Cayman Islands exempted company and wholly owned subsidiary of Purchaser (“Merger Sub”), NR Instant Produce Public Company Limited, company formed under the laws of Thailand (the “Shareholder”), and Bamboo Mart Limited, a Cayman Islands exempted company (“Bamboo”).

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

On July 18, 2024, the parties agreed to amend the merger consideration to $188,000,000 with two portions of earn out payments.

On September 25, 2024, the Company entered into an amended and restated agreement and plan of merger (as it may be amended, supplemented, or otherwise modified from time to time, the “A&R Merger Agreement”), by and among the Company, Purchaser, Merger Sub, the Principal Shareholders, and Bamboo Mart, pursuant to which (a) the Company will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into Bamboo Mart (the “Acquisition Merger”), with Bamboo Mart surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Proposed Business Combination”). Following the Proposed Business Combination, Purchaser will be a publicly traded company. The closing of the Proposed Business Combination shall occur no later than March 31, 2025.

In addition to the merger consideration to $188,000,000 to be received in connection with the Acquisition Merger, the Bamboo Shareholders have the right to receive “Earnout Consideration” (as defined in the A&R Merger Agreement) of up to 8,554,455 shares of the Purchaser Ordinary Shares as follows:

Number of Purchaser Ordinary Shares to be Received	Condition to be Satisfied
Up to 2,930,693 Purchaser Ordinary Shares

(i) if the volume-weighted average price (“VWAP”) is equal to or greater than $12.50 per share for any 20 out of 30 consecutive trading days within three years after the Closing Date, Purchaser shall issue to the Bamboo Shareholders 1,099,010 Purchaser Ordinary Shares;

(ii) if the VWAP is equal to or greater than $15.00 per share for any 20 out of 30 consecutive trading days within three years after the Closing Date, in addition to the issuance of the Earnout Shares set forth in subparagraph (i) above, Purchaser shall issue to the Bamboo Shareholders 1,099,010 Purchaser Ordinary Shares; and

(iii) if the VWAP is equal to or greater than $17.50 per share for any 20 out of 30 consecutive trading days within three years after the Closing Date, in addition to the issuance of the Earnout Shares set forth in subparagraphs (i) and (ii) above, Purchaser shall issue to the Bamboo Shareholders 732,673 Purchaser Ordinary Shares.

Up to 5,623,762 Purchaser Ordinary Shares

(i) if the revenue of the Bamboo Group for the fiscal year commencing from January 1, 2025 and ending on December 31, 2025 equals or exceeds $122,800,000, Purchaser shall issue to the Bamboo Shareholders 2,811,881 Purchaser Ordinary Shares; and

(ii) if the revenue of the Bamboo Group for the fiscal year commencing from January 1, 2026 and ending on December 31, 2026 equals or exceeds $170,200,000, in addition to the issuance of the Tranche 2 Earnout Shares set forth in subparagraph (i) above, Purchaser shall issue to the Bamboo Shareholders 2,811,881 Purchaser Ordinary Shares.

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

The Company analyzed the SPA entered into in June 2023 under SAB Topic 5, Miscellaneous Accounting, section T, Accounting for Expenses or Liabilities Paid by Principal Stockholder(s). Because the sum of the fair value of 49% equity interest in the Sponsor KVL transferred and the fair value of 30-day call option offered was below the cash consideration of $1.49 million, the Company did not record expense under SAB Topic 5T.

The Buyer and Bamboo Mart Limited are under the common control of NRIP. Mr. Dhas Udomdhammabhakdi was appointed as an independent director and chairman of the Audit Committee of Kairous Acquisition Corp. Limited on November 25, 2023. He has served as an independent director since 2018 and as Chairman of risk management committee since 2021 of the board of NRIP.

NOTE 7 — SHAREHOLDERS’ EQUITY

Ordinary Shares — The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of June 30, 2024 and 2023, there were 2,346,143 ordinary shares issued and outstanding in shareholders’ equity. As of June 30, 2024 and 2023, there were an additional 1,337,763 and 2,089,816 ordinary shares included in temporary equity on the balance sheets, respectively. During the year ended June 30, 2024, shareholders elected to redeem 752,053 ordinary shares for a total redemption amount of $8,621,702 withdrawn from the Trust Account. During the year ended June 30, 2023, shareholders elected to redeem 5,710,184 ordinary shares for a total redemption amount of $58,312,401 withdrawn from the Trust Account.

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

NOTE 8 — SUBSEQUENT EVENTS

On July 15, 2024, August 16, 2024 and September 13 , 2024, the Company issued three unsecured promissory notes, each in the principal amount of $50,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the business combination period to October 16, 2024. The Notes do not bear interest and matures upon the closing of a business combination by the Company. In addition, the Notes will be converted by the holder into ordinary shares of the Company at a price of $10.10 per share at the closing of a business combination.

As we have disclosed in Note 1, on September 25, 2024, the Company entered into A&R Merger Agreement, by and among the Company, Purchaser, Merger Sub, the Principal Shareholders, and Bamboo Mart.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

