Form 10-Q
period 2024-09-30
Kairous Acquisition Corp. Ltd
filed 2024-11-18
CIK 1865468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

As of November 14, 2024, 3,683,906 ordinary shares, par value $0.0001 per share, were issued and outstanding.

Kairous Acquisition Corp. Limited

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2024

2

PART I – FINANCIAL STATEMENTS

KAIROUS ACQUISITION CORP. LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	June 30, 2024
	(unaudited)
ASSETS
Current Assets:
Cash	$6,103	$985
Prepaid expenses and other current assets	38,426	72,202
Total Current Assets	44,529	73,187

Cash held in the Trust Account	16,515,991	16,152,108
Total Assets	$16,560,520	$16,225,295

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$416,300	$307,654
Extension loans	1,940,000	1,790,000
Working capital note - sponsor	1,204,840	1,111,370
Total Current Liabilities	3,561,140	3,209,024

Deferred underwriting commission	2,730,000	2,730,000
Total Liabilities	6,291,140	5,939,024

COMMITMENTS AND CONTINGENCIES (Note 6)

Ordinary shares subject to possible redemption, $0.0001 par value; 1,337,763 shares and 1,337,763 shares outstanding at September 30, 2024 and June 30, 2024, respectively (at redemption value)	16,515,991	16,152,108

Shareholders’ Deficit:
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 2,346,143 shares issued and outstanding at September 30, 2024 and June 30, 2024 (excluding 1,337,763 and 1,337,763 shares subject to possible redemption at September 30, 2024 and June 30, 2024, respectively)	235	235
Accumulated deficit	(6,246,846)	(5,866,072)
Total Shareholders’ Deficit	(6,246,611)	(5,865,837)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$16,560,520	$16,225,295

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KAIROUS ACQUISITION CORP. LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,
	2024	2023
Expenses

Administration fee - related party	$15,000	$15,000
General and administrative	215,774	342,484
Total expenses	230,774	357,484

Loss from operations	(230,774)	(357,484)

Other income:
Interest income	—	1
Income earned on cash and investments held in Trust Account	213,883	299,668
Total other income	213,883	299,669

Net loss attributable to ordinary shares	$(16,891)	$(57,815)

Weighted average shares outstanding, redeemable ordinary shares – Basic and diluted	1,337,763	2,089,816
Net loss per ordinary share, redeemable ordinary shares – Basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding, non-redeemable ordinary shares – Basic and diluted	2,346,143	2,346,143
Net loss per ordinary share, non-redeemable ordinary shares – Basic and diluted	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KAIROUS ACQUISITION CORP. LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2023	2,346,143	$235	$—	$(4,001,704)	$(4,001,469)
Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(659,668)	(659,668)
Net loss	—	—	—	(57,815)	(57,815)
Balance, September 30, 2023	2,346,143	$235	$—	$(4,719,187)	$(4,718,952)

Balance, June 30, 2024	2,346,143	$235	$—	$(5,866,072)	$(5,865,837)
Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(363,883)	(363,883)
Net loss	—	—	—	(16,891)	(16,891)
Balance, September 30, 2024	2,346,143	$235	$—	$(6,246,846)	$(6,246,611)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KAIROUS ACQUISITION CORP. LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(16,891)	$(57,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on cash and investments held in Trust Account	(213,883)	(299,668)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	33,776	30,897
Other assets	-	-
Accounts payable and accrued expenses	108,646	128,377
Net cash used in operating activities	(88,352)	(198,209)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(150,000)	(360,000)
Net cash used in investing activities	(150,000)	(360,000)

Cash Flows from Financing Activities:
Proceeds from sponsor for extension loans	150,000	360,000
Proceeds from sponsor for working capital note	93,470	162,000
Net cash provided by financing activities	243,470	522,000

Net change in cash	5,118	(36,209)
Cash at beginning of period	985	39,359
Cash at end of period	$6,103	$3,150

Supplemental disclosure of non-cash financing activities:
Current period remeasurement adjustment of ordinary shares to redemption value	$363,883	$659,668

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KAIROUS ACQUISITION CORP. LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from March 24, 2021 (inception) through September 30, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and negotiation and consummation of an initial Business Combination. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected June 30 as its fiscal year end.

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

On December 14, 2023, the shareholders approved the amendment to the investment management trust agreement, pursuant to which the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from December 16, 2023 to December 16, 2024 by depositing into the trust account $50,000 for each one-month extension. On December 15, 2023 through October 16, 2024, the Company issued 11 unsecured promissory notes, each in an amount of $50,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until November 16, 2024. In the event that a Business Combination does not close by November 16, 2024, or up to December 16, 2024, and no amounts will thereafter be due thereon.

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

Going Concern Considerations, Liquidity and Capital Resources

As of September 30, 2024, the Company had insufficient liquidity to meet its future obligations. As of September 30, 2024, the Company had working capital deficit of $3,516,611 and cash of $6,103. The Company has an accumulated deficit and has not generated cash from operations to support its ongoing business plan. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standard Update (“ASU”) No. 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that its history of losses and insufficient liquidity raise substantial doubt about the ability to continue as a going concern. In addition to if the Company does not close the Business Combination by November 16, 2024 or up to March 31, 2025 (as extended pursuant to A&R Merger Agreement dated September 25, 2024), the Company is required to cease all operations, redeem the public shares and thereafter liquidate and dissolve. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of June 30, 2024 filed with the SEC on Form 10-K. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2024 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ending June 30, 2025.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $6,103 and $985 as of September 30, 2024 and June 30, 2024, respectively.

Cash and investments held in Trust Account

As of September 30, 2024 and June 30, 2024, the Company had cash of $16,515,991 and $16,152,108 held in the Trust Account.

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

For the three months ended September 30, 2024 and 2023, shareholders did not elect to redeem ordinary shares.

Accordingly, as of September 30, 2024 and June 30, 2024, the 1,337,763 and 1,337,763 ordinary shares subject to possible redemption, respectively, in the amount of $16,515,991 and $16,152,108 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

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

As of September 30, 2024 and June 30, 2024, the ordinary shares reflected on the balance sheets is reconciled in the following table:

Gross proceeds	$78,000,000
Less:
Transaction costs allocated to ordinary shares	(4,599,397)
Proceeds allocated to Public Rights and Warrants	(8,275,800)
Redemption of 5,710,184 ordinary shares	(58,312,401)
Plus:
Remeasurement adjustment of carrying value to redemption value	15,989,837
Ordinary shares subject to possible redemption – June 30, 2023	22,802,239
Plus:
Redemption of 752,053 ordinary shares	(8,621,702)
Current period measurement adjustment of ordinary shares to redemption value	1,971,571
Ordinary shares subject to possible redemption – June 30, 2024	16,152,108
Remeasurement adjustment of ordinary shares to redemption value	363,883
Ordinary shares subject to possible redemption – September 30, 2024	$16,515,991

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and June 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. The remeasurement adjustment associated with the redeemable ordinary shares is excluded from earnings (loss) per share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. For the three months ended September 30, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share.

	For the Three Months Ended September 30, 2024		For the Three Months Ended September 30, 2023
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Numerator: Allocation of net loss , as adjusted	$(6,135)	$(10,756)	$(27,237)	$(30,578)
Denominator: Basic and diluted weighted average shares outstanding	1,337,763	2,346,143	2,089,816	2,346,143
Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

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

As of September 30, 2024 and June 30, 2024, the Company’s portfolio of investments held in the Trust Account is comprised of cash held in trust account.

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

Recent Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-07.

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

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support during the Combination Period. Upon the earlier of the completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Effective on January 1, 2024, the Company and the Sponsor agreed to terminate the management services. During the three months ended September 30, 2024 and 2023, the Company recorded $nil and $15,000 in management fees, respectively. During the three months ended September 30, 2024 and 2023, the Company paid management fees of $nil and $15,000, respectively, to the Sponsor. As of September 30, 2024 and June 30, 2024, the Company had management fees payable of $2,833 and $2,833, respectively, due to the Sponsor.

In addition, the fees due to the Sponsor under the administrative support agreement, from time to time, the Company will pay the Sponsor for miscellaneous operating expenses. During the three months ended September 30, 2024 and 2023, the Company was not charged by the Sponsor for operating expenses, or pay such expenses to the Sponsor. The Company had outstanding operating fees payable of $10 and $10, respectively, due to the Sponsor as of September 30, 2024 and June 30, 2024.

On January 1, 2024, the Company has agreed to pay NR Instant Produce PCL (“NRIP”) (a parent company of the Sponsor Shareholder) a total of $5,000 per month for office space, utilities and secretarial and administrative support during the Combination Period. For the three months ended September 30, 2024 and 2023, the Company recorded $30,000 and $nil in management fees, respectively. During the year ended June 30, 2024, the Company did not pay management fees to NRIP (a parent company of the Sponsor Shareholder). During the three months ended September 30, 2024 and 2023, the Company did not pay management fees to NRIP. As of September 30, 2024 and June 30, 2024, the Company had management fees payable of $45,000 and $30,000, respectively, due to the NRIP.

Working Capital Note

On April 23, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Working Capital Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. On May 12, 2021, the amount of the Working Capital Note was increased to $1,000,000. On December 10, 2021, the Sponsor agreed to provide an extension to the maturity date of the Working Capital Note. The Working Capital Note is non-interest bearing and payable on the earlier of (i) July 30, 2023 or (ii) the consummation of the Initial Business Combination. The Working Capital Note was amended on May 10, 2023 to provide that the Working Capital Note shall be payable on the earlier of: (i) July 30, 2023 or (ii) the date on which the Company consummates the initial business combination, by conversion of the Working Capital Note into ordinary shares of the Company concurrently with the closing of a business combination at a price of $10.10 per share. The Working Capital Note was further amended on September 18, 2023 to provide that the Working Capital Note shall be payable on the earlier of: (i) December 16, 2023 or (ii) the date on which the Company consummates the initial business combination, by conversion of the Working Capital Note into ordinary shares of the Company concurrently with the closing of a business combination at a price of $10.10 per share. On October 25, 2023, the Company and the Sponsor entered into another amendment to the Working Capital Note to increase the principal amsount of the Working Capital Note from $1,000,000 to $2,000,000. On February 27, 2024 , the Working Capital Note was amended to provide that the Working Capital Note shall be payable on the earlier of: (i) March 31, 2025 (as extended pursuant to A&R Merger Agreement dated September 25, 2024) or (ii) the date on which the Company consummates the initial business combination, by conversion of the Working Capital Note into ordinary shares of the Company concurrently with the closing of a business combination at a price of $10.10 per share.

As of September 30, 2024 and June 30, 2024, there was $1,204,840 and $1,111,370 outstanding under the Working Capital Note, respectively.

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

On December 14, 2023, the shareholders approved the amendment to the investment management trust agreement, pursuant to which the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from December 16, 2023 to December 16, 2024 by depositing into the trust account $50,000 for each one-month extension. On December 15, 2023 through September 13, 2024, the Company issued 11 unsecured promissory notes, each in an amount of $50,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until November 16, 2024. In the event that a Business Combination does not close by November 16, 2024, or up to December 16, 2024, and no amounts will thereafter be due thereon.

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

As of September 30, 2024 and June 30, 2024, there were $1,940,000 and $1,790,000 outstanding under the Extension Loans.

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

On September 15, 2023, the Buyer and KVL entered into a loan facility agreement in the amount of up to $1,300,000 (the “Facility Agreement”). The loan bears interest at 6.5% per annum. KVL has drawn down the full $1,300,000 of this facility. On September 15, 2023, the Buyer and KVL entered into an Equitable Share Mortgage Agreement (the “Share Mortgage”), pursuant to which KVL mortgaged the 51% equity interest in the Sponsor to and for the benefit of the Buyer, as security for KVL’s obligation under the Facility Agreement (the “Mortgaged Shares”). KVL retained all rights to vote the Mortgaged Shares unless and until an event of default under the Facility Agreement and/or the Share Mortgage occurs.

On September 25, 2024, the Buyer issued a demand notice to KVL, notifying KVL that it had not repaid the loan or any other amounts due and payable under the terms of the Facility Agreement, and requesting repayment of $1,384,331 (representing the loan together with interest and default interest thereon accrued up to September 23, 2024) by no later than September 30, 2024, failing which the Buyer intended to enforce the Share Mortgage over the Mortgaged Shares. On November 1, 2024, the Buyer took legal title of the Mortgaged Shares from KVL, and became the record and beneficial owner of 100% of the Sponsor.

NOTE 7 — SHAREHOLDERS’ EQUITY

Ordinary Shares — The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of September 30, 2024 and June 30, 2024, there were 2,346,143 ordinary shares issued and outstanding in shareholders’ equity. As of September 30, 2024 and June 30, 2024, there were an additional 1,337,763 and 1,337,763 ordinary shares included in temporary equity on the balance sheets, respectively. During the three months ended September 30, 2024 and 2023, shareholders did not redeem ordinary shares, nor did the Company make redemption payments to the shareholders.

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

NOTE 8 — SUBSEQUENT EVENTS

On October 16, 2024, the Company issued one unsecured promissory note, in the principal amount of $50,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the business combination period to November 16, 2024. The Notes do not bear interest and matures upon the closing of a business combination by the Company. In addition, the Notes will be converted by the holder into ordinary shares of the Company at a price of $10.10 per share at the closing of a business combination.

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

On December 15, 2023, January 10, 2024, February 12, 2024, March 15, 2024, April 12, 2024, May 15, 2024, June 13, 2024, July 15, 2024, August 16, 2024, September 13, 2024 and October 16, 2024, Kairous issued various Extension Notes to the Sponsor, in the amount of $50,000 each, which amounts were deposited into the Trust Account to extend the available time to complete a business combination to November 16, 2024.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from March 24, 2021 (inception) through September 30, 2024 have been organizational activities and those necessary to prepare for the Initial Public Offering and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had net loss of $16,891, which resulted from operating costs of $230,774, offset by interest income on the operating account and the investments held in a trust account (the “Trust Account”) in the amount of $213,883.

For the three months ended September 30, 2023, we had net loss of $57,815, which resulted from operating costs of $357,484, offset by interest income on the operating account and the Trust Account in the amount of $299,668.

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

For the three months ended September 30, 2024, net cash used in operating activities was $88,352, which was due to net loss of $16,891 and interest income on investments held in the Trust Account of $213,883, partially offset by changes in operating assets and liabilities of $142,422.

For the three months ended September 30, 2023, net cash used in operating activities was $198,209, which was due to net loss of $57,815 and interest income on investments held in the Trust Account of $299,668, partially offset by changes in operating assets and liabilities of $159,274.

As of September 30, 2024, we had cash of $6,103 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

As of September 30, 2024, the Company had insufficient liquidity to meet its future obligations. As of September 30, 2024, the Company had working capital deficit of $3,516,611 and cash of $6,103. The Company has a history of losses, an accumulated deficit and has not generated cash from operations to support its ongoing business plan. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standard Update (“ASU”) No. 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that its history of losses and insufficient liquidity raise substantial doubt about the ability to continue as a going concern. In addition to if the Company does not close the Business Combination by up to March 31, 2025 (as extended pursuant to A&R Merger Agreement dated September 25, 2024),, the Company is required to cease all operations, redeem the public shares and thereafter liquidate and dissolve. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2024.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings (loss) per share. The remeasurement adjustment associated with the redeemable ordinary shares is excluded from earnings (loss) per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As of September 30, 2024 and June 30, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings (loss) of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. As of September 30, 2024 and June 30, 2024, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-07.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2024, we were not subject to any market or interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of such date.

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

Date: November 15, 2024

Kairous Acquisition Corp. Limited

By:	/s/ Athiwat Apichote
Athiwat Apichote
Chief Executive Officer

