Form 10-Q
period 2024-12-31
Kairous Acquisition Corp. Ltd
filed 2025-02-19
CIK 1865468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, $0.0001 par value, one-half (1/2) of one redeemable warrant and one right entitling the holder to receive one-tenth of an ordinary share	KACUF	OTC Markets Group, Inc.
Ordinary shares, par value $0.0001 per share	KACLF	OTC Markets Group, Inc.
Redeemable warrants, each exercisable for one ordinary share at an exercise price of $11.50 included as part of the units	KACWF	OTC Markets Group, Inc.
Rights, each to receive one-tenth of one ordinary share	KACRF	OTC Markets Group, Inc.

As of February 19, 2025, 3,164,938 ordinary shares, par value $0.0001 per share, were issued and outstanding.

Kairous Acquisition Corp. Limited

FORM 10-Q FOR QUARTER ENDED DECEMBER 31, 2024

2

PART I – FINANCIAL STATEMENTS

KAIROUS ACQUISITION CORP. LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2024	June 30, 2024
	(unaudited)
ASSETS
Current Assets:
Cash	$125	$985
Prepaid expenses and other current assets	4,172	72,202
Total Current Assets	4,297	73,187

Cash held in the Trust Account	10,340,153	16,152,108
Total Assets	$10,344,450	$16,225,295

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$606,009	$307,654
Extension loans – sponsor	2,090,000	1,790,000
Working capital note - sponsor	1,347,155	1,111,370
Total Current Liabilities	4,043,164	3,209,024

Deferred underwriting commission	2,730,000	2,730,000
Total Liabilities	6,773,164	5,939,024

COMMITMENTS AND CONTINGENCIES (Note 6)

Ordinary shares subject to possible redemption, $0.0001 par value; 818,795 shares and 1,337,763 shares outstanding at December 31, 2024 and June 30, 2024, respectively (at redemption value)	10,340,153	16,152,108

Shareholders’ Deficit:
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 2,346,143 shares issued and outstanding at December 31, 2024 and June 30, 2024 (excluding 818,795 and 1,337,763 shares subject to possible redemption at December 31, 2024 and June 30, 2024, respectively)	235	235
Accumulated deficit	(6,769,102)	(5,866,072)
Total Shareholders’ Deficit	(6,768,867)	(5,865,837)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$10,344,450	$16,225,295

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KAIROUS ACQUISITION CORP. LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023
Revenues	$-	$-	$-	$-

Expenses
Administration fee - related party	15,000	15,000	30,000	30,000
General and administrative	357,256	211,399	573,030	553,883
Total expenses	372,256	226,399	603,030	583,883

Loss from operations	(372,256)	(226,399)	(603,030)	(583,883)

Other income:
Interest income	-	-	-	1
Income earned on cash held in Trust Account	176,798	307,533	390,681	607,201
Total other income	176,798	307,533	390,681	607,202

Net (loss) income attributable to ordinary shares	$(195,458)	$81,134	$(212,349)	$23,319

Weighted average shares outstanding, redeemable ordinary shares – Basic and diluted	1,230,585	1,950,850	1,284,174	2,020,333
Net loss per ordinary share, redeemable ordinary shares – Basic and diluted	$(0.05)	$0.02	$(0.06)	$0.01

Weighted average shares outstanding, non-redeemable ordinary shares – Basic and diluted	2,346,143	2,346,143	2,346,143	2,346,143
Net loss per ordinary share, non-redeemable ordinary shares – Basic and diluted	$(0.05)	$0.02	$(0.06)	$0.01

accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KAIROUS ACQUISITION CORP. LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

For the Three and Six Months Ended December 31, 2023

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2023	2,346,143	$235	$—	$(4,001,704)	$(4,001,469)
Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(659,668)	(659,668)
Net loss	—	—	—	(57,815)	(57,815)
Balance, September 30, 2023	2,346,143	$235	$—	$(4,719,187)	$(4,718,952)
Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(597,533)	(597,533)
Net income	—	—	—	81,134	81,134
Balance, December 31, 2023	2,346,143	$235	$—	$(5,235,586)	$(5,235,351)

For the Three and Six Months Ended December 31, 2024

Balance, June 30, 2024	2,346,143	$235	$—	$(5,866,072)	$(5,865,837)

Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(363,883)	(363,883)
Net loss	—	—	—	(16,891)	(16,891)
Balance, September 30, 2024	2,346,143	$235	$—	$(6,246,846)	$(6,246,611)
Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(326,798)	(326,798)
Net loss	—	—	—	(195,458)	(195,458)
Balance, December 31, 2024	2,346,143	$235	$—	$(6,769,102)	$(6,768,867)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KAIROUS ACQUISITION CORP. LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(212,349)	$23,319
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income earned on cash and investments held in Trust Account	(390,681)	(607,201)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	68,030	57,957
Accounts payable and accrued expenses	298,356	120,375
Net cash used in operating activities	(236,644)	(405,550)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(300,000)	(650,000)
Cash withdrawn from Trust Account in connection with redemption	6,502,636	8,621,702
Net cash provided by investing activities	6,202,636	7,971,702

Cash Flows from Financing Activities:
Redemption of ordinary shares	(6,502,636)	(8,621,702)
Proceeds from sponsor for extension loans	300,000	650,000
Proceeds from sponsor for working capital note	235,784	368,000
Net cash used in financing activities	(5,966,852)	(7,603,702)

Net change in cash	(860)	(37,550)
Cash at beginning of period	985	39,359
Cash at end of period	$125	$1,809

Supplemental disclosure of non-cash financing activities:
Current period remeasurement adjustment of ordinary shares to redemption value	$690,681	$1,257,201

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

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from March 24, 2021 (inception) through December 31, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and negotiation and consummation of an initial Business Combination. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected June 30 as its fiscal year end.

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

On December 14, 2023, the shareholders approved the amendment to the investment management trust agreement, pursuant to which the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from December 16, 2023 to December 16, 2024 by depositing into the trust account $50,000 for each one-month extension. On December 15, 2023 through November 16, 2024, the Company issued 12 unsecured promissory notes, each in an amount of $50,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until December 16, 2024.

On December 6, 2024, the shareholders approved the second amendment to the investment management trust agreement, pursuant to which the Company has the right to extend the time to complete a business combination six (6) times for an additional one (1) month each time from December 16, 2024 to June 16, 2025 by depositing into the trust account $50,000 for each one-month extension. On December 16, 2024 through February 14, 2025, the Company issued 3 unsecured promissory notes, each in an amount of $50,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until March 16, 2025. In the event that a Business Combination does not close by March 16, 2025, or up to June 16, 2025, and no amounts will thereafter be due thereon.

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

On September 25, 2024, the Company entered into an amended and restated agreement and plan of merger (as it may be amended, supplemented, or otherwise modified from time to time, the “A&R Merger Agreement I”), by and among the Company, Purchaser, Merger Sub, the Principal Shareholders, and Bamboo Mart, pursuant to which (a) the Company will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into Bamboo Mart (the “Acquisition Merger”), with Bamboo Mart surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Proposed Business Combination”). Following the Proposed Business Combination, Purchaser will be a publicly traded company. The closing of the Proposed Business Combination shall occur no later than March 31, 2025.

On December 14, 2024, the Company entered into an amended and restated agreement and plan of merger (as it may be amended, supplemented, or otherwise modified from time to time, the “A&R Merger Agreement II”), by and among the Company, Purchaser, Merger Sub, the Principal Shareholders, and Bamboo Mart, pursuant to which (a) the Company will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into Bamboo Mart (the “Acquisition Merger”), with Bamboo Mart surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Proposed Business Combination”). Following the Proposed Business Combination, Purchaser will be a publicly traded company. The closing of the Proposed Business Combination shall occur no later than June 16, 2025.

Going Concern Considerations, Liquidity and Capital Resources

As of December 31, 2024, the Company had insufficient liquidity to meet its future obligations. As of December 31, 2024, the Company had working capital deficit of $4,038,867 and cash of $125. The Company has an accumulated deficit and has not generated cash from operations to support its ongoing business plan. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standard Update (“ASU”) No. 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that its history of losses and insufficient liquidity raise substantial doubt about the ability to continue as a going concern. In addition to if the Company does not close the Business Combination by March 16, 2025 or up to June 16, 2025 (as extended pursuant to A&R Merger Agreement dated December 14, 2024), the Company is required to cease all operations, redeem the public shares and thereafter liquidate and dissolve. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of June 30, 2024 filed with the SEC on Form 10-K. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of December 31, 2024 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and six months ended December 31, 2024 are not necessarily indicative of the results to be expected for the full year ending June 30, 2025.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $125 and $985 as of December 31, 2024 and June 30, 2024, respectively.

Cash held in Trust Account

As of December 31, 2024 and June 30, 2024, the Company had cash of $10,340,153 and $16,152,108 held in the Trust Account.

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

On December 12, 2024, shareholders redeemed 518,968 ordinary shares for a total redemption amount of $6,502,636 withdrawn from the Trust Account.

Accordingly, as of December 31, 2024 and June 30, 2024, 818,795 and 1,337,763 ordinary shares were subject to possible redemption, respectively, in the amount of $10,340,153 and $16,152,108 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

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

As of December 31, 2024 and June 30, 2024, the ordinary shares reflected on the balance sheets is reconciled in the following table:

Gross proceeds	$78,000,000
Less:
Transaction costs allocated to ordinary shares	(4,599,397)
Proceeds allocated to Public Rights and Warrants	(8,275,800)
Redemption of 5,710,184 ordinary shares	(58,312,401)
Plus:
Remeasurement adjustment of carrying value to redemption value	15,989,837
Ordinary shares subject to possible redemption – June 30, 2023	22,802,239
Plus:
Redemption of 752,053 ordinary shares	(8,621,702)
Remeasurement adjustment of carrying value to redemption value	1,971,571

Ordinary shares subject to possible redemption – June 30, 2024	16,152,108
Plus:
Redemption of 518,968 ordinary shares	(6,502,636)
Remeasurement adjustment of carrying value to redemption value	690,681
Ordinary shares subject to possible redemption – December 31, 2024	$10,340,153

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and June 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. The remeasurement adjustment associated with the redeemable ordinary shares is excluded from earnings (loss) per share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. For the three and six months ended December 31, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share.

	For the Three Months Ended December 31, 2024		For the Three Months Ended December 31, 2023
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Numerator: Allocation of net (loss) income, as adjusted	$(67,249)	$(128,209)	$36,835	$44,299
Denominator: Basic and diluted weighted average shares outstanding	1,230,585	2,346,143	1,950,850	2,346,143
Basic and diluted net (loss) income per ordinary share	$(0.05)	$(0.05)	$0.02	$0.02

	For the Six Months Ended December 31, 2024		For the Six Months Ended December 31, 2023
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Numerator: Allocation of net (loss) income, as adjusted	$(75,116)	$(137,233)	$10,790	$12,529
Denominator: Basic and diluted weighted average shares outstanding	1,284,174	2,346,143	2,020,333	2,346,143
Basic and diluted net (loss) income per ordinary share	$(0.06)	$(0.06)	$0.01	$0.01

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

As of December 31, 2024 and June 30, 2024, the Company’s portfolio of investments held in the Trust Account is comprised of cash held in trust account.

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

During the three months ended December 31, 2024 and 2023, the Company recorded $nil and $15,000 in management fees, respectively. During the six months ended December 31, 2024 and 2023, the Company recorded $nil and $30,000 in management fees, respectively.

During the three months ended December 31, 2024 and 2023, the Company paid management fees of $nil and $15,000, respectively, to the Sponsor. During the six months ended December 31, 2024 and 2023, the Company paid management fees of $nil and $30,000, respectively, to the Sponsor. As of December 31, 2024 and June 30, 2024, the Company had management fees payable of $2,833 and $2,833, respectively, due to the Sponsor.

In addition, the fees due to the Sponsor under the administrative support agreement, from time to time, the Company will pay the Sponsor for miscellaneous operating expenses. During the three and six months ended December 31, 2024 and 2023, the Company was not charged by the Sponsor for operating expenses, or pay such expenses to the Sponsor. The Company had outstanding operating fees payable of $10 and $10, respectively, due to the Sponsor as of December 31, 2024 and June 30, 2024.

On January 1, 2024, the Company has agreed to pay NR Instant Produce PCL (“NRIP”) (a parent company of the Sponsor Shareholder) a total of $5,000 per month for office space, utilities and secretarial and administrative support during the Combination Period. For the three months ended December 31, 2024 and 2023, the Company recorded $15,000 and $nil in management fees, respectively. For the six months ended December 31, 2024 and 2023, the Company recorded $30,000 and $nil in management fees, respectively. From January 1, 2024 through December 31, 2024, the Company did not pay management fees to NRIP. As of December 31, 2024 and June 30, 2024, the Company had management fees payable of $60,000 and $30,000, respectively, due to the NRIP.

Working Capital Note

On April 23, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Working Capital Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. On May 12, 2021, the amount of the Working Capital Note was increased to $1,000,000. On December 10, 2021, the Sponsor agreed to provide an extension to the maturity date of the Working Capital Note. The Working Capital Note is non-interest bearing and payable on the earlier of (i) July 30, 2023 or (ii) the consummation of the Initial Business Combination. The Working Capital Note was amended on May 10, 2023 to provide that the Working Capital Note shall be payable on the earlier of: (i) July 30, 2023 or (ii) the date on which the Company consummates the initial business combination, by conversion of the Working Capital Note into ordinary shares of the Company concurrently with the closing of a business combination at a price of $10.10 per share. The Working Capital Note was further amended on September 18, 2023 to provide that the Working Capital Note shall be payable on the earlier of: (i) December 16, 2023 or (ii) the date on which the Company consummates the initial business combination, by conversion of the Working Capital Note into ordinary shares of the Company concurrently with the closing of a business combination at a price of $10.10 per share. On October 25, 2023, the Company and the Sponsor entered into another amendment to the Working Capital Note to increase the principal amsount of the Working Capital Note from $1,000,000 to $2,000,000. On February 27, 2024 , the Working Capital Note was amended to provide that the Working Capital Note shall be payable on the earlier of: (i) June 16, 2025 (as extended pursuant to A&R Merger Agreement dated December 14, 2024) or (ii) the date on which the Company consummates the initial business combination, by conversion of the Working Capital Note into ordinary shares of the Company concurrently with the closing of a business combination at a price of $10.10 per share.

As of December 31, 2024 and June 30, 2024, there was $1,347,155 and $1,111,370 outstanding under the Working Capital Note, respectively.

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

On December 14, 2023, the shareholders approved the amendment to the investment management trust agreement, pursuant to which the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from December 16, 2023 to December 16, 2024 by depositing into the trust account $50,000 for each one-month extension. On December 15, 2023 through November 16, 2024, the Company issued 12 unsecured promissory notes, each in an amount of $50,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until November 16, 2024, or up to December 16, 2024.

On September 25, 2024, the Company entered into an amended and restated agreement and plan of merger (as it may be amended, supplemented, or otherwise modified from time to time, the “A&R Merger Agreement I”), by and among the Company, Purchaser, Merger Sub, the Principal Shareholders, and Bamboo Mart, pursuant to which (a) the Company will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into Bamboo Mart (the “Acquisition Merger”), with Bamboo Mart surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Proposed Business Combination”). Following the Proposed Business Combination, Purchaser will be a publicly traded company. The closing of the Proposed Business Combination shall occur no later than March 31, 2025.

On December 6, 2024, the shareholders approved the second amendment to the investment management trust agreement, pursuant to which the Company has the right to extend the time to complete a business combination six (6) times for an additional one (1) month each time from December 16, 2024 to June 16, 2026 by depositing into the trust account $50,000 for each one-month extension. On December 16, 2024 through February 14, 2025, the Company issued 3 unsecured promissory notes, each in an amount of $50,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until March 16, 2025. In the event that a Business Combination does not close by March 16, 2025, or up to June 16, 2025, and no amounts will thereafter be due thereon.

On December 14, 2024, the Company entered into an amended and restated agreement and plan of merger (as it may be amended, supplemented, or otherwise modified from time to time, the “A&R Merger Agreement II”), by and among the Company, Purchaser, Merger Sub, the Principal Shareholders, and Bamboo Mart, pursuant to which (a) the Company will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into Bamboo Mart (the “Acquisition Merger”), with Bamboo Mart surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Proposed Business Combination”). Following the Proposed Business Combination, Purchaser will be a publicly traded company. The closing of the Proposed Business Combination shall occur no later than June 16, 2025.

As of December 31, 2024 and June 30, 2024, there were $2,090,000 and $1,790,000 outstanding under the Extension Loans.

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

On September 25, 2024, the Company entered into an amended and restated agreement and plan of merger (as it may be amended, supplemented, or otherwise modified from time to time, the “A&R Merger Agreement I”), by and among the Company, Purchaser, Merger Sub, the Principal Shareholders, and Bamboo Mart, pursuant to which (a) the Company will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into Bamboo Mart (the “Acquisition Merger”), with Bamboo Mart surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Proposed Business Combination”). Following the Proposed Business Combination, Purchaser will be a publicly traded company. The closing of the Proposed Business Combination shall occur no later than March 31, 2025.

On December 14, 2024, the Company entered into an amended and restated agreement and plan of merger (as it may be amended, supplemented, or otherwise modified from time to time, the “A&R Merger Agreement II”), by and among the Company, Purchaser, Merger Sub, the Principal Shareholders, and Bamboo Mart, pursuant to which (a) the Company will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into Bamboo Mart (the “Acquisition Merger”), with Bamboo Mart surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Proposed Business Combination”). Following the Proposed Business Combination, Purchaser will be a publicly traded company. The closing of the Proposed Business Combination shall occur no later than June 16, 2025.

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

As previously disclosed, pursuant to the terms of a Share Purchase Agreement (“SPA”) dated June 30, 2023, by and among Kairous Ventures Limited (“KVL”), and Regeneration Capital (Cayman) Limited (the “Buyer” ), KVL agreed to sell to Buyer, and Buyer agreed to purchase from KVL, an aggregate of 49 ordinary shares, representing a 49% equity interest in, Kairous Asia Limited, which is the Company’s sponsor (the “Sponsor”) for an aggregate purchase price of $1,486,504 (the “Transaction”). In addition, KVL also offered the Buyer a 30-day call option to purchase the remaining 51% equity interest in the Sponsor at cash consideration of approximately $1.1 million. The Transaction was consummated on July 14, 2023, and the Buyer did not exercise the call option before it expired.

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

On September 25, 2024, the Buyer issued a demand notice to KVL, notifying KVL that it had not repaid the loan or any other amounts due and payable under the terms of the Facility Agreement, and requesting repayment of $1,384,331 (representing the loan together with interest and default interest thereon accrued up to September 23, 2024) by no later than September 30, 2024, failing which the Buyer intended to enforce the Share Mortgage over the Mortgaged Shares. On November 1, 2024, the Buyer took legal title of the Mortgaged Shares from KVL, and became the record and beneficial owner of 100% of the Sponsor. The Company analyzed the settlement of $1,384,331 between KVL and the Buyer under SAB Topic 5, Miscellaneous Accounting, section T, Accounting for Expenses or Liabilities Paid by Principal Stockholder(s) and concluded that such settlement provides the Company with a benefit in the form of the right to receive additional extension contributions from the Buyer. However, KVL transferred the equity interest at premium and the Company did not record expense under SAB Topic 5T.

On August 23, 2024, the Buyer entered into a share purchase agreement (the "SPA 2024") with Mr. Oran Vongsuraphichet, an unrelated third party with the Buyer and KACL. Pursuant to the SPA 2024, the Buyer agreed to sell to Mr. Oran, and Mr. Oran agreed to purchase from the Buyer for an aggregate of 166,667 ordinary shares, representing a 7.2% equity interest in KAL, for an aggregate purchase price of $300,000. The issuance of share is to raise fund to support the operating activities of the Company. In the event that KACL is unable to complete a listing on NASDAQ by March 31, 2025 or update to June 16, 2025 (as extended pursuant to A&R Merger Agreement dated December 14, 2024), Mr. Oran has the put option to sell the shares back to the Buyer at $312,370. The transaction was closed on December 13, 2024. The Company analyzed the SPA 2024 under SAB Topic 5, Miscellaneous Accounting, section T, Accounting for Expenses or Liabilities Paid by Principal Stockholder(s) and concluded that the SPA 2024 provides the Company with a benefit in the form of the right to receive additional extension contributions from the new investor. However the Buyer sold 7.2% equity interest at premium and the Company did not record expense under SAB Topic 5T.

NOTE 7 — SHAREHOLDERS’ EQUITY

Ordinary Shares — The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of December 31, 2024 and June 30, 2024, there were 2,346,143 ordinary shares issued and outstanding in shareholders’ equity. As of December 31, 2024 and June 30, 2024, there were an additional 818,795 and 1,337,763 ordinary shares included in temporary equity on the balance sheets, respectively.

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

NOTE 8 — SUBSEQUENT EVENTS

On January 16, 2025 and February 14, 2025, the Company issued two unsecured promissory notes, each in the principal amount of $50,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the business combination period to March 16, 2025. The Notes do not bear interest and matures upon the closing of a business combination by the Company. In addition, the Notes will be converted by the holder into ordinary shares of the Company at a price of $10.10 per share at the closing of a business combination.

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

On December 14, 2024, the Company entered into an amended and restated agreement and plan of merger (as it may be amended, supplemented, or otherwise modified from time to time, the “A&R Merger Agreement II”), by and among the Company, Purchaser, Merger Sub, the Principal Shareholders, and Bamboo Mart, pursuant to which (a) the Company will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into Bamboo Mart (the “Acquisition Merger”), with Bamboo Mart surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Proposed Business Combination”). Following the Proposed Business Combination, Purchaser will be a publicly traded company. The closing of the Proposed Business Combination shall occur no later than June 16, 2025.

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

As approved by our shareholders at the Annual Meeting of Shareholders on December 14, 2023, we entered into an amendment, dated December 15, 2023 (the “Trust Amendment”) to the investment management trust agreement, dated December 13, 2021, as amended on December 7, 2022, with Continental Stock Transfer & Trust Company. Pursuant to the Trust Amendment, the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from December 16, 2023 to December 16, 2024 by depositing into the trust account $50,000 for each one-month extension. On December 15, 2023 through November 16, 2024, the Company issued 12 unsecured promissory notes, each in an amount of $50,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until December 16, 2024.

As further approved by our shareholders at the Annual Meeting of Shareholders on December 6, 2024, we entered into an amendment, dated December 16, 2024 (the “Trust Amendment”) to the investment management trust agreement, dated December 13, 2021, as amended on December 7, 2022 and December 15, 2023, with Continental Stock Transfer & Trust Company. Pursuant to the Trust Amendment, the Company has the right to extend the time to complete a business combination six (6) times for an additional one (1) month each time from December 16, 2024 to June 16, 2025 by depositing into the trust account $50,000 for each one-month extension. On December 16, 2024 through February 14, 2025, the Company issued 3 unsecured promissory notes, each in an amount of $50,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until March 16, 2025. In the event that a Business Combination does not close by March 16, 2025, or up to June 16, 2025, and no amounts will thereafter be due thereon.

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

On September 25, 2024, the Company entered into an amended and restated agreement and plan of merger (as it may be amended, supplemented, or otherwise modified from time to time, the “A&R Merger Agreement I”), by and among the Company, Purchaser, Merger Sub, the Principal Shareholders, and Bamboo Mart, pursuant to which (a) the Company will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into Bamboo Mart (the “Acquisition Merger”), with Bamboo Mart surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Proposed Business Combination”). Following the Proposed Business Combination, Purchaser will be a publicly traded company. The closing of the Proposed Business Combination shall occur no later than March 31, 2025.

On December 14, 2024, the Company entered into an amended and restated agreement and plan of merger (as it may be amended, supplemented, or otherwise modified from time to time, the “A&R Merger Agreement II”), by and among the Company, Purchaser, Merger Sub, the Principal Shareholders, and Bamboo Mart, pursuant to which (a) the Company will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into Bamboo Mart (the “Acquisition Merger”), with Bamboo Mart surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Proposed Business Combination”). Following the Proposed Business Combination, Purchaser will be a publicly traded company. The closing of the Proposed Business Combination shall occur no later than June 16, 2025.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from March 24, 2021 (inception) through December 31, 2024 have been organizational activities and those necessary to prepare for the Initial Public Offering and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended December 31, 2024, we had net loss of $195,458, which resulted from operating costs of $372,256, offset by interest income on the operating account and the cash held in a trust account (the “Trust Account”) in the amount of $176,798.

For the six months ended December 31, 2024, we had net loss of $212,349, which resulted from operating costs of $603,030, offset by interest income on the operating account and the cash held in the Trust Account in the amount of $390,681.

For the three months ended December 31, 2023, we had net income of $81,134, which resulted from interest income on the operating account and the investments held in the Trust Account in the amount of $307,533, offset by operating costs of $226,399.

For the six months ended December 31, 2023, we had net income of $23,319, which resulted from interest income on the operating account and the investments held in the Trust Account in the amount of $607,201, offset by operating costs of $583,883.

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

For the six months ended December 31, 2024, net cash used in operating activities was $236,644, which was due to net loss of $212,349 and interest income on investments held in the Trust Account of $390,681, partially offset by changes in operating assets and liabilities of $366,386.

For the six months ended December 31, 2023, net cash used in operating activities was $405,550, which was due to net income of $23,319 and interest income on investments held in the Trust Account of $607,201, partially offset by changes in operating assets and liabilities of $178,332.

As of December 31, 2024, we had cash of $125 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

As of December 31, 2024, the Company had insufficient liquidity to meet its future obligations. As of December 31, 2024, the Company had working capital deficit of $4,038,867 and cash of $125. The Company has a history of losses, an accumulated deficit and has not generated cash from operations to support its ongoing business plan. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standard Update (“ASU”) No. 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that its history of losses and insufficient liquidity raise substantial doubt about the ability to continue as a going concern. In addition to if the Company does not close the Business Combination by up to June 16, 2025 (as extended pursuant to A&R Merger Agreement dated December 14, 2024), the Company is required to cease all operations, redeem the public shares and thereafter liquidate and dissolve. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2024.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. As of December 31, 2024 and June 30, 2024, we did not have any critical accounting estimates to be disclosed.

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

As of December 31, 2024, we were not subject to any market or interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of such date.

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

Date: February 19, 2025

Kairous Acquisition Corp. Limited

By:	/s/ Athiwat Apichote
Athiwat Apichote
Chief Executive Officer

