Form 10-Q
period 2025-03-31
Kairous Acquisition Corp. Ltd
filed 2025-07-16
CIK 1865468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

As of July 15,2025, 3,164,938 ordinary shares, par value $0.0001 per share, were issued and outstanding.

Kairous Acquisition Corp. Limited

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2025

2

PART I – FINANCIAL STATEMENTS

KAIROUS ACQUISITION CORP. LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	June 30, 2024
	(unaudited)
ASSETS
Current Assets:
Cash	$—	$985
Prepaid expenses and other current assets	2,356	72,202
Total Current Assets	2,356	73,187

Cash held in the Trust Account	10,599,917	16,152,108
Total Assets	$10,602,273	$16,225,295

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$745,752	$307,654
Extension loans – sponsor	2,240,000	1,790,000
Working capital note - sponsor	1,375,341	1,111,370
Total Current Liabilities	4,361,093	3,209,024

Deferred underwriting commission	2,730,000	2,730,000
Total Liabilities	7,091,093	5,939,024

COMMITMENTS AND CONTINGENCIES (Note 6)

Ordinary shares subject to possible redemption, $0.0001 par value; 818,795 shares and 1,337,763 shares outstanding at March 31, 2025 and June 30, 2024, respectively (at redemption value)	10,599,917	16,152,108

Shareholders’ Deficit:
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 2,346,143 shares issued and outstanding at March 31, 2025 and June 30, 2024 (excluding 818,795 and 1,337,763 shares subject to possible redemption at March 31, 2025 and June 30, 2024, respectively)	235	235
Accumulated deficit	(7,088,972)	(5,866,072)
Total Shareholders’ Deficit	(7,088,737)	(5,865,837)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$10,602,273	$16,225,295

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KAIROUS ACQUISITION CORP. LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024	2025	2024
Revenues	$-	$-	$-	$-

Expenses
Administration fee - related party	15,000	15,000	45,000	45,000
General and administrative	154,870	143,295	727,900	697,178
Total expenses	169,870	158,295	772,900	742,178

Loss from operations	(169,870)	(158,295)	(772,900)	(742,178)

Other income:
Interest income	-	-	-	1
Income earned on cash held in Trust Account	109,764	204,839	500,445	812,040
Total other income	109,764	204,839	500,445	812,041

Net (loss) income attributable to ordinary shares	$(60,106)	$46,544	$(272,455)	$69,863

Weighted average shares outstanding, redeemable ordinary shares – Basic and diluted	818,795	1,337,763	1,131,312	1,794,464
Net (loss) income per ordinary share, redeemable ordinary shares – Basic and diluted	$(0.02)	$0.01	$(0.08)	$0.02

Weighted average shares outstanding, non-redeemable ordinary shares – Basic and diluted	2,346,143	2,346,143	2,346,143	2,346,143
Net (loss) income per ordinary share, non-redeemable ordinary shares – Basic and diluted	$(0.02)	$0.01	$(0.08)	$0.02

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KAIROUS ACQUISITION CORP. LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

For the Three and Nine Months Ended March 31, 2024

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2023	2,346,143	$235	$—	$(4,001,704)	$(4,001,469)
Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(659,668)	(659,668)
Net loss	—	—	—	(57,815)	(57,815)
Balance, September 30, 2023	2,346,143	$235	$—	$(4,719,187)	$(4,718,952)
Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(597,533)	(597,533)
Net income	—	—	—	81,134	81,134
Balance, December 31, 2023	2,346,143	$235	$—	$(5,235,586)	$(5,235,351)
Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(354,839)	(354,839)
Net income	—	—	—	46,544	46,544
Balance, March 31, 2024	2,346,143	$235	$—	$(5,543,881)	$(5,543,646)

For the Three and Nine Months Ended March 31, 2025

Balance, June 30, 2024	2,346,143	$235	$—	$(5,866,072)	$(5,865,837)

Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(363,883)	(363,883)
Net loss	—	—	—	(16,891)	(16,891)
Balance, September 30, 2024	2,346,143	$235	$—	$(6,246,846)	$(6,246,611)
Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(326,798)	(326,798)
Net loss	—	—	—	(195,458)	(195,458)
Balance, December 31, 2024	2,346,143	$235	$—	$(6,769,102)	$(6,768,867)
Current period remeasurement adjustment of ordinary shares to redemption value	—	—	—	(259,764)	(259,764)
Net loss	—	—	—	(60,106)	(60,106)
Balance, March 31, 2025	2,346,143	$235	$—	$(7,088,972)	$(7,088,737)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KAIROUS ACQUISITION CORP. LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(272,455)	$69,863
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income earned on cash and investments held in Trust Account	(500,445)	(812,040)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	69,846	56,086
Accounts payable and accrued expenses	438,098	186,051
Net cash used in operating activities	(264,956)	(500,040)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(450,000)	(800,000)
Cash withdrawn from Trust Account in connection with redemption	6,502,636	8,621,702
Net cash provided by investing activities	6,052,636	7,821,702

Cash Flows from Financing Activities:
Redemption of ordinary shares	(6,502,636)	(8,621,702)
Proceeds from sponsor for extension loans	450,000	800,000
Proceeds from sponsor for working capital note	263,971	461,066
Net cash used in financing activities	(5,788,665)	(7,360,636)

Net change in cash	(985)	(38,974)
Cash at beginning of period	985	39,359
Cash at end of period	$—	$385

Supplemental disclosure of non-cash financing activities:
Current period remeasurement adjustment of ordinary shares to redemption value	$950,445	$1,612,040

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KAIROUS ACQUISITION CORP. LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from March 24, 2021 (inception) through March 31, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and negotiation and consummation of an initial Business Combination. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected June 30 as its fiscal year end.

As discussed below and in Note 8, the Company is in the process of liquidating the Trust Account and redeeming the Public Shares. See Note 8 for additional information about this process, including the Board of Directors’ intention to remove the obligation to liquidate and dissolve the Company.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 348,143 Units (the “Private Placement Units”) to Kairous Asia Limited (the “Sponsor”) at a purchase price of $10.00 per Private Placement Units, generating gross proceeds to the Company in the amount of $3,481,430. On December 16, 2021, the underwriters partially exercised the option at which time the Sponsor purchased 9,000 additional units, generating $90,000.

As of December 16, 2021, transaction costs amounted to $4,843,252 consisting of $1,559,900 of underwriting fees, $2,730,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and $553,352 of other offering costs related to the Initial Public Offering. Cash of $857,408 was held outside of the Trust Account on December 16, 2021 and was available for working capital purposes. As described in Note 6, the $2,730,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 36 months from the closing of the Initial Public Offering. The Company is in the process of liquidating the Trust Account and redeeming the Public Shares. The deferred underwriting fee will be not reversed until the Trust Account is liquidated.

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

On December 6, 2024, the shareholders approved the second amendment to the investment management trust agreement, pursuant to which the Company has the right to extend the time to complete a business combination six (6) times for an additional one (1) month each time from December 16, 2024 to June 16, 2025 by depositing into the trust account $50,000 for each one-month extension. On December 16, 2024 through April 16, 2025, the Company issued 5 unsecured promissory notes, each in an amount of $50,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until May 16, 2025. On May 16, 2025, the Company failed to properly extend the business combination period to June 16, 2025, as it did not deposit $50,000 to the trust account in order to extend the date by which it must consummate an initial business combination (the “Termination Date”) to beyond May 16, 2025. Under the Company’s Fourth Amended and Restated Memorandum and Articles of Association (the “Charter”), if the Company does not consummate an initial business combination by the Termination Date, the Company is required to (i) immediately commence a wind down of operations, (ii) as promptly as reasonably possible but not more than ten business days thereafter, liquidate the Trust Account and redeem all of the outstanding public ordinary shares (“Public Shares”) that were included in the units issued in its initial public offering, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining members and the directors, liquidate and dissolve.

The Company is in process of liquidating the trust account and redeeming the Public Shares. The proceeds of the trust account are now held in a trust operating account at Citibank, N.A, for the purpose of disbursement to the holders of the Public Shares. Record holders will receive their pro rata portion of the proceeds of the trust account by delivering their Public Shares to Continental Stock Transfer & Trust Company, the Company’s transfer agent.

The board of directors of the Company intends to seek to amend the Charter to remove the obligation to liquidate and dissolve the Company, such that the Company may remain listed on the OTC Markets and allow it to seek alternative opportunities, including potentially a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

These unsecured promissory notes were collectively known as Extension Loans. The Extension Loans were amended on May 10, 2023 to provide that the Extension Loans will be converted upon completion of a Business Combination into ordinary shares at a price of $10.10 per share.

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

In addition to the merger consideration of $188,000,000 to be received in connection with the Acquisition Merger, the Bamboo Shareholders have the right to receive “Earnout Consideration” (as defined in the A&R Merger Agreement) of up to 8,554,455 shares of the Purchaser Ordinary Shares. See Note 6 – Commitments and Contingencies – Business Combination Agreement.

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

On May 9, 2025, the Company entered into an amended and restated agreement and plan of merger (as it may be amended, supplemented, or otherwise modified from time to time, the “A&R Merger Agreement III”), by and among the Company, Purchaser, Merger Sub, the Principal Shareholders, and Bamboo Mart, pursuant to which (a) the Company will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into Bamboo Mart (the “Acquisition Merger”), with Bamboo Mart surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Proposed Business Combination”).

On May 16, 2025, the Company failed to properly extend the business combination period to June 16, 2025, as it did not deposit $50,000 to the trust account in order to extend the date by which it must consummate an initial business combination (the “Termination Date”) to beyond May 16, 2025. The Company is in process of liquidating the trust account and redeeming the Public Shares and the Business Combination is terminated.

Going Concern Considerations, Liquidity and Capital Resources

As of March 31, 2025, the Company had insufficient liquidity to meet its future obligations. As of March 31, 2025, the Company had working capital deficit of $4,358,737. The Company has an accumulated deficit and has not generated cash from operations to support its ongoing business plan. On May 16, 2025, the Company failed to properly extend the business combination period to June 16, 2025, as it did not deposit $50,000 to the trust account in order to extend the date by which it must consummate an initial business combination to beyond May 16, 2025. The Company is in process of liquidating the trust account and redeeming the Public Shares and the Business Combination is terminated. The Company expects to incur significant costs in connection with the liquidation of trust account. The board of directors of the Company intends to seek to amend the Charter to remove the obligation to liquidate and dissolve the Company, such that the Company may remain listed on the OTC Markets and allow it to seek alternative opportunities, including potentially a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standard Update (“ASU”) No. 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that its history of losses and insufficient liquidity raise substantial doubt about the ability to continue as a going concern. In addition to if the Company does not close the Business Combination by September 30, 2025, (as extended pursuant to A&R Merger Agreement dated May 9, 2025, 2025), the Company is required to cease all operations, redeem the public shares and thereafter liquidate and dissolve. The board of directors of the Company intends to seek to amend the Charter to remove the obligation to liquidate and dissolve the Company The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of June 30, 2024 filed with the SEC on Form 10-K. The accompanying condensed consolidated balance sheet as of June 30, 2024 has been derived from the audited consolidated financial statements included in that Form 10-K. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2025 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year ending June 30, 2025.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $nil and $985 As of March 31, 2025 and June 30, 2024, respectively.

Cash held in Trust Account

As of March 31, 2025 and June 30, 2024, the Company had cash of $10,599,917 and $16,152,108 held in the Trust Account.

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

Accordingly, As of March 31, 2025 and June 30, 2024, 818,795 and 1,337,763 ordinary shares were subject to possible redemption, respectively, in the amount of $10,599,917 and $16,152,108 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

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

As of March 31, 2025 and June 30, 2024, the ordinary shares reflected on the balance sheets is reconciled in the following table:

Gross proceeds	$78,000,000
Less:
Transaction costs allocated to ordinary shares	(4,599,397)
Proceeds allocated to Public Rights and Warrants	(8,275,800)
Redemption of 5,710,184 ordinary shares	(58,312,401)
Plus:
Remeasurement adjustment of carrying value to redemption value	15,989,837
Ordinary shares subject to possible redemption – June 30, 2023	22,802,239
Plus:
Redemption of 752,053 ordinary shares	(8,621,702)
Remeasurement adjustment of carrying value to redemption value	1,971,571

Ordinary shares subject to possible redemption – June 30, 2024	16,152,108
Plus:
Redemption of 518,968 ordinary shares	(6,502,636)
Remeasurement adjustment of carrying value to redemption value	950,445
Ordinary shares subject to possible redemption – March 31, 2025	$10,599,917

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties As of March 31, 2025 and June 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants and rights issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. For the three and nine months ended March 31, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share.

	For the Three Months Ended March 31, 2025		For the Three Months Ended March 31, 2024
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Numerator: Allocation of net (loss) income, as adjusted	$(15,550)	$(44,556)	$16,902	$29,642
Denominator: Basic and diluted weighted average shares outstanding	818,795	2,346,143	1,337,763	2,346,143
Basic and diluted net (loss) income per ordinary share	$(0.02)	$(0.02)	$0.01	$0.01

	For the Nine Months Ended March 31, 2025		For the Nine Months Ended March 31, 2024
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Numerator: Allocation of net (loss) income, as adjusted	$(88,637)	$(183,818)	$30,277	$39,586
Denominator: Basic and diluted weighted average shares outstanding	1,131,312	2,346,143	1,794,464	2,346,143
Basic and diluted net (loss) income per ordinary share	$(0.08)	$(0.08)	$0.02	$0.02

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

As of March 31, 2025 and June 30, 2024, the Company’s portfolio of investments held in the Trust Account is comprised of cash held in trust account.

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

Recent Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company expects that adopting ASU 2023-07 will not have a material impact on its financial position, results of operations or cash flows.

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

NOTE 4 — PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 348,143 Units (the “Private Placement Units”) at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company in the amount of $3,481,430. On December 16, 2021, the underwriters partially exercised the option at which time the Sponsor purchased 9,000 additional units, generating $90,000.

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

During the three months ended March 31, 2025 and 2024, the Company did not record management fees. During the nine months ended March 31, 2025 and 2024, the Company recorded $nil and $30,000 in management fees, respectively.

On January 1, 2024, the Company has agreed to pay NR Instant Produce PCL (“NRIP”) (a parent company of the Sponsor Shareholder) a total of $5,000 per month for office space, utilities and secretarial and administrative support during the Combination Period. For the three months ended March 31, 2025 and 2024, the Company recorded $15,000 and $15,000 in management fees, respectively. For the nine months ended March 31, 2025 and 2024, the Company recorded $45,000 and $15,000 in management fees, respectively. From January 1, 2024 through March 31, 2025, the Company did not pay management fees to NRIP. As of March 31, 2025 and June 30, 2024, the Company had management fees payable of $75,000 and $30,000, respectively, due to the NRIP.

Working Capital Note

On April 23, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Working Capital Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. On May 12, 2021, the amount of the Working Capital Note was increased to $1,000,000. On December 10, 2021, the Sponsor agreed to provide an extension to the maturity date of the Working Capital Note. The Working Capital Note is non-interest bearing and payable on the earlier of (i) July 30, 2023 or (ii) the consummation of the Initial Business Combination. The Working Capital Note was amended on May 10, 2023 to provide that the Working Capital Note shall be payable on the earlier of: (i) July 30, 2023 or (ii) the date on which the Company consummates the initial business combination, by conversion of the Working Capital Note into ordinary shares of the Company concurrently with the closing of a business combination at a price of $10.10 per share. The Working Capital Note was further amended on September 18, 2023 to provide that the Working Capital Note shall be payable on the earlier of: (i) December 16, 2023 or (ii) the date on which the Company consummates the initial business combination, by conversion of the Working Capital Note into ordinary shares of the Company concurrently with the closing of a business combination at a price of $10.10 per share. On October 25, 2023, the Company and the Sponsor entered into another amendment to the Working Capital Note to increase the principal amount of the Working Capital Note from $1,000,000 to $2,000,000. On February 27, 2024 , the Working Capital Note was amended to provide that the Working Capital Note shall be payable on the earlier of: (i) September 30, 2025 (as extended pursuant to A&R Merger Agreement dated May 9, 2025) or (ii) the date on which the Company consummates the initial business combination, by conversion of the Working Capital Note into ordinary shares of the Company concurrently with the closing of a business combination at a price of $10.10 per share.

As of March 31, 2025 and June 30, 2024, there was $1,375,341 and $1,111,370 outstanding under the Working Capital Note, respectively.

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

On December 6, 2024, the shareholders approved the second amendment to the investment management trust agreement, pursuant to which the Company has the right to extend the time to complete a business combination six (6) times for an additional one (1) month each time from December 16, 2024 to June 16, 2025 by depositing into the trust account $50,000 for each one-month extension. On December 16, 2024 through April 16, 2025, the Company issued five unsecured promissory notes, each in an amount of $50,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until May 16, 2025.

On May 16, 2025, the Company failed to properly extend the business combination period to June 16, 2025, as it did not deposit $50,000 to the trust account in order to extend the date by which it must consummate an initial business combination (the “Termination Date”) to beyond May 16, 2025. Under the Company’s Fourth Amended and Restated Memorandum and Articles of Association (the “Charter”), if the Company does not consummate an initial business combination by the Termination Date, the Company is required to (i) immediately commence a wind down of operations, (ii) as promptly as reasonably possible but not more than ten business days thereafter, liquidate the Trust Account and redeem all of the outstanding public ordinary shares (“Public Shares”) that were included in the units issued in its initial public offering, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining members and the directors, liquidate and dissolve.

The Company is in process of liquidating the trust account and redeeming the Public Shares. The proceeds of the trust account are now held in a trust operating account at Citibank, N.A, for the purpose of disbursement to the holders of the Public Shares. Record holders will receive their pro rata portion of the proceeds of the trust account by delivering their Public Shares to Continental Stock Transfer & Trust Company, the Company’s transfer agent.

The board of directors of the Company intends to seek to amend the Charter to remove the obligation to liquidate and dissolve the Company, such that the Company may remain listed on the OTC Markets and allow it to seek alternative opportunities, including potentially a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

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

On May 9, 2025, the Company entered into an amended and restated agreement and plan of merger (as it may be amended, supplemented, or otherwise modified from time to time, the “A&R Merger Agreement III”), by and among the Company, Purchaser, Merger Sub, the Principal Shareholders, and Bamboo Mart, pursuant to which (a) the Company will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into Bamboo Mart (the “Acquisition Merger”), with Bamboo Mart surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Proposed Business Combination”). Following the Proposed Business Combination, Purchaser will be a publicly traded company. The closing of the Proposed Business Combination shall occur no later than September 30, 2025. On May 16, 2025, the Company failed to properly extend the business combination period to June 16, 2025, as it did not deposit $50,000 to the trust account in order to extend the date by which it must consummate an initial business combination (the “Termination Date”) to beyond May 16, 2025. The Company is in process of liquidating the trust account and redeeming the Public Shares and the Business Combination is terminated.

As of March 31, 2025 and June 30, 2024, there were $2,240,000 and $1,790,000 outstanding under the Extension Loans.

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

The Company is in the process of liquidating the Trust Account and redeeming the Public Shares. The deferred underwriting fee will be not reversed until the Trust Account is liquidated.

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

Business Combination Agreement

On September 30, 2023, the Company executed and amended Merger Agreements with Bamboo for merger consideration of $188,000,000. For details, please refer to Note 1.

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

On August 23, 2024, the Buyer entered into a share purchase agreement (the “SPA 2024”) with Mr. Oran Vongsuraphichet, an unrelated third party with the Buyer and KACL. Pursuant to the SPA 2024, the Buyer agreed to sell to Mr. Oran, and Mr. Oran agreed to purchase from the Buyer for an aggregate of 166,667 ordinary shares, representing a 7.2% equity interest in KAL, for an aggregate purchase price of $300,000. The issuance of share is to raise fund to support the operating activities of the Company. In the event that KACL is unable to complete a listing on NASDAQ, Mr. Oran has the put option to sell the shares back to the Buyer at $312,370. The transaction was closed on December 13, 2024. The Company analyzed the SPA 2024 under SAB Topic 5, Miscellaneous Accounting, section T, Accounting for Expenses or Liabilities Paid by Principal Stockholder(s) and concluded that the SPA 2024 provides the Company with a benefit in the form of the right to receive additional extension contributions from the new investor. However the Buyer sold 7.2% equity interest at premium and the Company did not record expense under SAB Topic 5T.

On September 17, 2024, the Buyer entered into a share purchase agreement (the “SPA 2024”) with Ms. Benyapa Rungruangnavarat, an unrelated third party with the Buyer and KACL. Pursuant to the SPA 2024, the Buyer agreed to sell to Ms. Benyapa, and Ms. Benyapa agreed to purchase from the Buyer for an aggregate of 783,000 ordinary shares, representing a 33.9% equity interest in KAL, for an aggregate purchase price of $1,200,000. The issuance of share is to raise fund to support the operating activities of the Company. The transaction was closed on February 20, 2025. The Company analyzed the SPA 2024 under SAB Topic 5, Miscellaneous Accounting, section T, Accounting for Expenses or Liabilities Paid by Principal Stockholder(s) and concluded that the SPA 2024 provides the Company with a benefit in the form of the right to receive additional extension contributions from the new investor. However the Buyer sold 33.9% equity interest at premium and the Company did not record expense under SAB Topic 5T. On June 24, 2025, the Buyer and Ms. Benyapa entered into a share repurchase agreement, pursuant to which the Company repurchased the 783,000 ordinary shares in KAL at cash consideration of THB 183,490,000 (equivalent to $6.1 million). The repurchase transaction is guaranteed by NRF. As of the date of this report, the repurchase has not closed.

NOTE 7 — SHAREHOLDERS’ EQUITY

Ordinary Shares — The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of March 31, 2025 and June 30, 2024, there were 2,346,143 ordinary shares issued and outstanding in shareholders’ equity. As of March 31, 2025 and June 30, 2024, there were an additional 818,795 and 1,337,763 ordinary shares included in temporary equity on the balance sheets, respectively.

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

NOTE 8 — SUBSEQUENT EVENTS

On March 14, 2025 and April 16, 2025, the Company issued two unsecured promissory notes (“Notes”), each in the principal amount of $50,000, to the Sponsor in exchange for Sponsor depositing such amounts into the Company’s trust account in order to extend the business combination period to May 16, 2025. The Notes do not bear interest and mature upon the closing of a business combination by the Company. In addition, the Notes will be converted by the holder into ordinary shares of the Company at a price of $10.10 per share at the closing of a business combination.

On May 16, 2025, the Company failed to properly extend the business combination period to June 16, 2025, as it did not deposit $50,000 to the trust account in order to extend the date by which it must consummate an initial business combination (the “Termination Date”) to beyond May 16, 2025. Under the Company’s Fourth Amended and Restated Memorandum and Articles of Association (the “Charter”), if the Company does not consummate an initial business combination by the Termination Date, the Company is required to (i) immediately commence a wind down of operations, (ii) as promptly as reasonably possible but not more than ten business days thereafter, liquidate the Trust Account and redeem all of the outstanding public ordinary shares (“Public Shares”) that were included in the units issued in its initial public offering, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining members and the directors, liquidate and dissolve.

The Company is in process of liquidating the trust account and redeeming the Public Shares. The proceeds of the trust account are now held in a trust operating account at Citibank, N.A, for the purpose of disbursement to the holders of the Public Shares. Record holders will receive their pro rata portion of the proceeds of the trust account by delivering their Public Shares to Continental Stock Transfer & Trust Company, the Company’s transfer agent.

The board of directors of the Company intends to seek to amend the Charter to remove the obligation to liquidate and dissolve the Company, such that the Company may remain listed on the OTC Markets and allow it to seek alternative opportunities, including potentially a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On June 24, 2025, the Buyer and Ms. Benyapa entered into a share repurchase agreement, pursuant to which the Company repurchased the 783,000 ordinary shares in KAL at cash consideration of THB 183,490,000 (equivalent to $6.1 million). The repurchase transaction is guaranteed by NRF. See Note 6.

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

On May 9, 2025, the Company entered into an amended and restated agreement and plan of merger (as it may be amended, supplemented, or otherwise modified from time to time, the “A&R Merger Agreement III”), by and among the Company, Purchaser, Merger Sub, the Principal Shareholders, and Bamboo Mart, pursuant to which (a) the Company will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into Bamboo Mart (the “Acquisition Merger”), with Bamboo Mart surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Proposed Business Combination”). Following the Proposed Business Combination, Purchaser will be a publicly traded company. The closing of the Proposed Business Combination shall occur no later than September 30, 2025. On May 16, 2025, the Company failed to properly extend the business combination period to June 16, 2025, as it did not deposit $50,000 to the trust account in order to extend the date by which it must consummate an initial business combination (the “Termination Date”) to beyond May 16, 2025. The Company is in process of liquidating the trust account and redeeming the Public Shares and the Business Combination is terminated.

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

As further approved by our shareholders at the Annual Meeting of Shareholders on December 6, 2024, we entered into an amendment, dated December 16, 2024 (the “Trust Amendment”) to the investment management trust agreement, dated December 13, 2021, as amended on December 7, 2022 and December 15, 2023, with Continental Stock Transfer & Trust Company. Pursuant to the Trust Amendment, the Company has the right to extend the time to complete a business combination six (6) times for an additional one (1) month each time from December 16, 2024 to June 16, 2025 by depositing into the trust account $50,000 for each one-month extension. On December 16, 2024 through April, 2025, the Company issued five unsecured promissory notes, each in an amount of $50,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until May 16, 2025. On May 16, 2025, the Company failed to properly extend the business combination period to June 16, 2025, as it did not deposit $50,000 to the trust account in order to extend the date by which it must consummate an initial business combination (the “Termination Date”) to beyond May 16, 2025. Under the Company’s Fourth Amended and Restated Memorandum and Articles of Association (the “Charter”), if the Company does not consummate an initial business combination by the Termination Date, the Company is required to (i) immediately commence a wind down of operations, (ii) as promptly as reasonably possible but not more than ten business days thereafter, liquidate the Trust Account and redeem all of the outstanding public ordinary shares (“Public Shares”) that were included in the units issued in its initial public offering, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining members and the directors, liquidate and dissolve.

The Company is in process of liquidating the trust account and redeeming the Public Shares. The proceeds of the trust account are now held in a trust operating account at Citibank, N.A, for the purpose of disbursement to the holders of the Public Shares. Record holders will receive their pro rata portion of the proceeds of the trust account by delivering their Public Shares to Continental Stock Transfer & Trust Company, the Company’s transfer agent.

The board of directors of the Company intends to seek to amend the Charter to remove the obligation to liquidate and dissolve the Company, such that the Company may remain listed on the OTC Markets and allow it to seek alternative opportunities, including potentially a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

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

On May 9, 2025, the Company entered into an amended and restated agreement and plan of merger (as it may be amended, supplemented, or otherwise modified from time to time, the “A&R Merger Agreement III”), by and among the Company, Purchaser, Merger Sub, the Principal Shareholders, and Bamboo Mart, pursuant to which (a) the Company will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into Bamboo Mart (the “Acquisition Merger”), with Bamboo Mart surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Proposed Business Combination”). Following the Proposed Business Combination, Purchaser will be a publicly traded company. The closing of the Proposed Business Combination shall occur no later than September 30, 2025.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from March 24, 2021 (inception) through March 31, 2025 have been organizational activities and those necessary to prepare for the Initial Public Offering and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. The Company is in process of liquidating the trust account and redeeming the Public Shares and the Business Combination is terminated. The Company expects to incur significant costs in connection with the liquidation of trust account. The board of directors of the Company intends to seek to amend the Charter to remove the obligation to liquidate and dissolve the Company, such that the Company may remain listed on the OTC Markets and allow it to seek alternative opportunities, including potentially a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

For the three months ended March 31, 2025, we had net loss of $60,106, which resulted from operating costs of $169,870, offset by interest income on the operating account and the cash held in a trust account (the “Trust Account”) in the amount of $109,764.

For the nine months ended March 31, 2025, we had net loss of $272,455, which resulted from operating costs of $772,900, offset by interest income on the operating account and the cash held in the Trust Account in the amount of $500,445.

For the three months ended March 31, 2024, we had net income of $46,544, which resulted from interest income on the operating account and the cash held in a Trust Account in the amount of $204,839, offset by operating costs of $158,295.

For the nine months ended March 31, 2024, we had net income of $69,863, which resulted from interest income on the operating account and the cash and investments held in a Trust Account in the amount of $812,041, offset by operating costs of $742,178.

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

For the nine months ended March 31, 2025, net cash used in operating activities was $264,956, which was due to net loss of $272,455 and interest income on investments held in the Trust Account of $500,445, partially offset by changes in operating assets and liabilities of $507,944.

For the nine months ended March 31, 2024, net cash used in operating activities was $500,040, which was due to net income of $69,863 and interest income on investments held in the Trust Account of $812,040, partially offset by changes in operating assets and liabilities of $242,137.

As of March 31, 2025, the Company had insufficient liquidity to meet its future obligations. As of March 31, 2025, the Company had working capital deficit of $4,358,737. The Company has an accumulated deficit and has not generated cash from operations to support its ongoing business plan. On May 16, 2025, the Company failed to properly extend the business combination period to June 16, 2025, as it did not deposit $50,000 to the trust account in order to extend the date by which it must consummate an initial business combination to beyond May 16, 2025. The Company is in process of liquidating the trust account and redeeming the Public Shares and the Business Combination is terminated. The Company expects to incur significant costs in connection with the liquidation of trust account. The board of directors of the Company intends to seek to amend the Charter to remove the obligation to liquidate and dissolve the Company, such that the Company may remain listed on the OTC Markets and allow it to seek alternative opportunities, including potentially a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standard Update (“ASU”) No. 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that its history of losses and insufficient liquidity raise substantial doubt about the ability to continue as a going concern. In addition to if the Company does not close the Business Combination by September 30, 2025, (as extended pursuant to A&R Merger Agreement dated May 9, 2025, 2025), the Company is required to cease all operations, redeem the public shares and thereafter liquidate and dissolve. The board of directors of the Company intends to seek to amend the Charter to remove the obligation to liquidate and dissolve the Company The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2025.

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

The Company is in the process of liquidating the Trust Account and redeeming the Public Shares. The deferred underwriting fee will be not reversed until the Trust Account is liquidated.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. As of March 31, 2025 and June 30, 2024, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company expects that adopting ASU 2023-07 will not have a material impact on its financial position, results of operations or cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2025, we were not subject to any market or interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

The Company needs to implement disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

As of March 31, 2025, the Chief Executive Officer carried out an assessment, of the effectiveness of the design and operation of our then existing disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2025 to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosures, primarily as a result of the Company’s recent failure to timely file certain forms or reports under the Securities Act of 1933 and the Securities Exchange Act of 1934.

This Form 10-Q does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Form 10-Q.

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

Date: July 16, 2025

Kairous Acquisition Corp. Limited

By:	/s/ Athiwat Apichote
Athiwat Apichote
Chief Executive Officer

